Form 10-Q
period 1995-09-30
SUNRISE BANCORP
filed 1995-11-20
CIK 701709

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                 FORM 10-Q


    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period Ended: September 30, 1995 Commission File Number: 0-10773

                            SUNRISE BANCORP
      (Exact name of registrant as specified in its charter)

           California                                94-2819328
     (State or other jurisdiction of              (I.R.S. Employer
     incorporation or organization)               Identification No.)

     5 Sierragate Plaza, Roseville, CA                   95678
     (Address of principal executive offices)         (Zip code)

                             (916) 783-2800
             (Registrant's telephone number, including area code)

                            Not Applicable

          (Former name, former address and former fiscal year, if changed since last report)

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                    YES    x              No

Number of shares of Common Stock issued and outstanding as of October 31, 1995: 4,263,298 The total Number of pages in this Form 10-Q is 16

                           SUNRISE BANCORP

                     QUARTERLY REPORT ON FORM 10-Q

                               INDEX

                                                                  Page No.
PART I  FINANCIAL INFORMATION

Item 1  Financial Statements:
           Consolidated Condensed Statements of Condition
           September 30, 1995, and December 31, 1994                 3

           Consolidated Condensed Statements of Operations
           for the three and nine months ended
           September 30, 1995 and 1994                               4

          Consolidated Condensed Statements of Cash Flows for
          the nine months ended September 30, 1995 and 1994          5

           Notes to Consolidated Condensed Financial Statements      6

Item 2  Management's Discussion and Analysis of
           Financial Condition and Results of Operations             8

PART II OTHER INFORMATION

Item 4  None                                                        15


SIGNATURES                                                          16

ITEM 1 FINANCIAL STATEMENTS

SUNRISE BANCORP AND SUBSIDIARY

Consolidated Condensed Statements of Condition
September 30, 1995 and December 31, 1994


(dollar amounts in thousands except per share data)
                                                  Sept 30,   December 31,
                                                     1995           1994
Assets                                         (Unaudited)
                                              -----------    -----------
Cash and due from banks                           $3,543           $6,367
Federal funds sold and repurchase agreements       3,300                -
Investment securities held to maturity            46,105           54,040
(market value $44,866 at September 30, 1995
and $49,803 at December 31, 1994)

Loans                                             68,360           81,340
Less allowance for loan losses                     2,959            4,151
                                                --------          -------
    Net loans                                     65,401           77,189
                                                --------          --------
Premises and equipment                             1,014            1,406
Other real estate owned                            4,089            3,208
Other assets                                       2,645            4,290
                                                --------         --------
                                                $126,097         $146,500
                                                ========         ========
Liabilities and Shareholders' Equity

Deposit liabilities:
  Noninterest bearing                            $14,848          $29,206
  Interest bearing                                93,105           87,737
                                                --------         --------
   Total deposit liabilities                     107,953          116,943

Borrowings                                             -           10,548
Other liabilities                                    234            1,000
                                                 -------          -------
    Total liabilities                            108,188          128,491

Shareholders' equity:
  Preferred stock, no par value. Authorized
    20,000,000 shares; none issued                     -                -
  Common stock, no par value. Authorized
    20,000,000 shares; issued 4,263,298 shares
    in 1995 and 1994                              18,327           18,327
  Retained earnings                                 (417)            (318)
                                                  ------          -------
    Total shareholders' equity                    17,909           18,009
                                                 -------          -------
                                                $126,097         $146,500
                                                 =======          =======

See accompanying notes to consolidated financial statements.

                    SUNRISE BANCORP AND SUBSIDIARY

           Consolidated Condensed Statements of Operations
  For the three and nine months ended September 30, 1995 and 1994
                                 (unaudited)

(dollar amounts in thousands, except per share data)

                                             Three months        Nine months
                                            ended Sept 30      ended Sept 30
                                           1995      1994     1995      1994
                                           ----      ----     ----      ----
Interest Income:
  Interest on loans                      $1,779    $1,990   $5,547    $6,239
  Interest on investment securities         690       802    2,140     2,375
  Interest on federal funds sold and repos   36        23      156       387
  Interest on mortgage loans held for sale    -        28        -       494
                                          -----     -----    -----     -----
    Total interest income                 2,505     2,843    7,843     9,495
                                          -----     -----    -----     -----
Interest expense:
  Interest on deposit liabilities           940       741    2,593     2,243
  Interest on other borrowings                0       182      118       190
                                          -----     -----    -----     -----
    Total interest expense                  940       923    2,711     2,433
                                          -----     -----    -----     -----
    Net interest income                   1,565     1,920    5,132     7,062
Provision for loan losses                     -       100        -     2,508
                                          -----     -----    -----     -----
    Net interest income
     after provision for loan losses      1,565     1,820    5,132     4,554
                                          -----     -----    -----     -----
Other income:
  Service charges and fees                  104       107      313       537
  Loan sales                                  -       556        -     1,902
  Other                                      13         1       15       100
                                          -----     -----    -----     -----
    Total other income                      117       664      328     2,539
                                          -----     -----    -----     -----
Other expenses:
  Salaries and employee benefits            736     1,129    2,259     4,473
  Occupancy                                 305       297      911       906
  Furniture and equipment                   142       221      441       747
  Other                                     644     2,163    1,947     4,878
                                          -----     -----    -----    ------
    Total other expenses                  1,827     3,810    5,558    11,004
                                          -----     -----    -----    ------
Net income (loss) before provision
 for income taxes                          (145)   (1,326)     (98)   (3,911)
Provision (benefit) for income taxes        (34)     (420)       1    (1,376)
                                           -----    ------   -----   -------
Net income (loss)                         ($111)    ($906)    ($99)  ($2,535)
                                          ======   =======  =======  =======

Net income (loss) per share              ($0.03)   ($0.21)  ($0.02)   ($0.59)
                                         =======   =======  =======   =======

see accompanying notes to consolidated financial statements.


                            SUNRISE BANCORP AND SUBSIDIARY

                     Consolidated Condensed Statements of Cash Flows
                   For the nine months ended September 30, 1995 and 1994
                                       (unaudited)

(dollar amounts in thousands)
                                                               Nine months
                                                           ended September 30,
                                                            1995        1994
                                                            ----        ----
Operating activities:
  Net loss                                                  $(99)   $(2,535)
    Adjustments to reconcile net income to net cash
     provided (used) by operating activities:
     Accretion of deferred loan fees and costs              (104)      (100)
       Net change in mortgage loans held for sale              -     35,812
       Provision for loan and other real estate owned losses 225      3,008
       Depreciation and amortization                         570        908
       Net change in other assets                          1,659      2,149
       Net change in other liabilities                      (766)      (547)
                                                           -----     ------
       Net cash provided  by operating activities          1,485     38,695
                                                           -----     ------
Investing activities:
  Purchases of investment securities                           -     (4,027)
  Maturities and repayments of investment securities       7,757      7,177
  Net decrease in loans                                    8,492     17,287
  Net sales of other real estate owned                    (2,280)       578
  Net purchases of premises and equipment                      -        (77)
                                                          ------     ------
      Net cash provided by investing activities           18,529     20,938
                                                          ------     ------
Financing activities:
  Decrease in deposit liabilities                         (8,990)  (130,714)
  Decrease in other borrowing                            (10,548)         -
                                                         -------    -------
      Net cash provided (used) by financial
       activities                                        (19,538)  (130,714)
                                                         -------    -------
Increase in cash and cash equivalents                        476    (71,081)
Cash and cash equivalents at beginning of period           6,367     90,426
                                                           -----     ------
Cash and cash equivalents at end of period                 6,843     19,345
                                                           =====     ======
Supplemental disclosures of cash flow information:
 Cash paid during the period for:
   Interest                                               $2,732     $2,432
                                                           =====      =====
   Income taxes paid (refunded)                            1,320         --
                                                           =====      =====
Supplemental schedule of noncash investing and
  financing activities:
  Other real estate owned acquired through
   foreclosure on assets securing loans                   $3,386     $1,532
                                                           =====      =====

See accompanying notes to consolidated condensed financial statements.

                            SUNRISE BANCORP AND SUBSIDIARY

                    NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   SEPTEMBER 30, 1995
                                    (UNAUDITED


1)  Financial Statement Presentation
    --------------------------------

    The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1995, are not necessarily indicative of the results that may be expected for the year ended December 31, 1995.

    The consolidated condensed financial statements include the accounts of Sunrise Bancorp (the "Company") and its wholly-owned subsidiary, Sunrise Bank of California (the "Bank"), with all material intercompany accounts and transactions eliminated. For further information refer to the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1994.

2)  Impaired Loans
    --------------

    Effective January 1, 1995, the Company adopted Statement of Financial Accounting Standards ("SFAS") 114, Accounting by Creditors for Impairment of a Loan, and SFAS 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure. SFAS 114 requires that an impaired loan be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, or at the loan's observable market price or the fair value of its collateral. SFAS 118 amends SFAS 114 to allow a creditor to use existing methods for recognizing interest income on impaired loans and requires certain disclosures.

    A loan is impaired when, based upon current information and events, it is possible that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Loans are measured for impairment as part of the Company's normal loan review process. Loss exposure on impaired loans is included in the allowance for possible loan and lease losses through a charge to the provision for loan losses. Because the Company had previously calculated its allowance for possible loan and lease losses using methods approximating those prescribed in SFAS 114, the adoption of SFAS 114 did not have a material impact on the Company's financial position or results of operations.

    Of total gross loans and leases at September 30, 1995, $4,595,900 were considered to be impaired. The allowance for possible loan and lease losses at such date, included $847,500 related to these loans. The average total dollar amount of impaired loans during the three months ended September 30, 1995, was $6,021,000. Some impaired loans are not on nonaccrual provided that the loans are not 90 days or more past due and the exposure to loss has been adequately recognized in the allowance for laon losses. Conversely, certain loans which have been restructured resulting in a forgiveness of a portion of the original principal are considered impaired even though those loans are current and no further loss is anticipated. Interest is recognized on impaired loans where cash is received and the future collection of principal is considered by management to be probable. The amount so recognized was not material to operations during the third quarter of 1995.

3)  Contingent Liabilities
    ----------------------

    The Company and its subsidiary are at times subject to threatened or filed legal actions with regard to matters arising out of the conduct of their businesses. It is the opinion of management, after consulting with legal counsel, that the resulting liability, if any, as a result of these legal actions are not currently anticipated to materially affect the consolidated financial condition of the Company.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following information concerns the consolidated financial condition and results of operations of the Company and relates primarily to the Bank. This information should be read in conjunction with the Consolidated Financial Statements and the 1994 Annual Report on Form 10-K.

Liquidity
---------

The objective of liquidity management is to maintain sufficient cash flow to satisfy both changes in loan demand and deposit fluctuations while maximizing the yield available from the instruments being used. Liquidity is managed from both sides of the balance sheet. Liquid assets consist of cash and due from banks, federal funds sold, securities purchased under repurchase agreements and investment securities that can be used as collateral for other borrowings. On the liability side of the balance sheet, liquidity is provided by core deposits, lines of credit, and other borrowings.

Cash and cash equivalents equaled $6,843,000, at September 30, 1995, and $6,367,000 at December 31, 1994, and investment securities equaled $46,105,000 and $54,040,000, respectively.

As an additional source of liquidity, the Bank is eligible to borrow funds on an overnight basis from the Federal Reserve Bank of San Francisco and several broker/dealers. The maximum available advance is dependent upon the amount of the Bank's investment securities and loans pledged to collateralize such borrowings. At September 30, 1995, the Bank had no borrowings against these lines of credit.

Interest Rate Sensitivity
-------------------------

As a result of industry deregulation, the Bank can vary the rates and, to a limited degree, the terms of the deposits it offers in order to acquire the funds necessary for lending and other operations. The rates paid on these deposits vary, but generally are set at a slight premium over the rates paid by large commercial banks. While the Bank cannot match each of its assets with specific funding sources, it does monitor the aggregate maturities and interest rate sensitivities of all its investments, loans and deposits within specified time frames.

Management attempts to adjust the interest rates paid on various rate-sensitive deposits in order to regulate the volume of such deposits in maturity ranges that correspond to the Bank's needs and interest rate expectations. In developing strategies to minimize interest rate risk and maximize the net interest margin, management considers such external factors as current and projected economic conditions.

Interest rate sensitivity is a measure of the relationship between a change in market interest rates and a resultant change in net interest income due to the repricing and/or maturity characteristics of the assets and liabilities of the Bank. As shown in the table on page nine, the Bank is considered to be liability sensitive, as there are more liabilities that reprice than do assets in the time frame of one year or less. The table does not include noninterest-bearing accounts as they involve no explicit payment of interest. However, a majority of these balances do provide depositors an ability to receive banking services based upon the profitability of the account relationship that is driven by the general level of interest rates. The table does not necessarily indicate the impact of general interest rate movement on net interest income since the repricing of various categories of assets and liabilities is subject to competitive pressures.

The following table illustrates the cumulative repricing/maturity intervals of all interest earning assets and interest bearing liabilities over several time frames and the cumulative gap at September 30, 1995. Interest earning assets include variable rate instruments which are presented in time frames that correspond to the earlier of initial repricing dates or scheduled principal amortization maturity dates, and fixed rate instruments are presented in time frames that correspond to scheduled principal amortization or maturity dates. All interest bearing liabilities, other than time deposits, have variable rates of interest that are repriceable immediately. Time deposits are presented in time frames that correspond to scheduled maturity dates.

(dollar amounts in thousands)
                                       3 months    3-12      1-5   After
September 30, 1995            One day   or less  months    years 5 years Totals

 Interest earning assets:

 Loans                         $38,238  17,196    2,825    8,456   1,817  68,532
Investment securities                0   1,200    3,600   33,022   8,283  46,105
 Federal funds sold and
  repurchase agreements         3,300        0        0        0       0   3,300
                                -----    -----    -----   ------   -----  ------
 Total interest earning
  assets                       41,538   18,396    6,425   41,478  10,100 117,937
                               ======   ======    =====   ======  ====== =======
Interest bearing liabilities:
 Savings accounts              $1,046        0        0        0       0   1,046
 Interest checking accounts    33,639        0        0        0       0  33,639
 Money market deposit accounts 27,030        0        0        0       0  27,030
 Time deposits of $100,000
    or more                         0    3,393    6,100      711       0  10,204
 Other time deposits                0    6,886   11,394    2,906       0  21,186
 Other borrowings                   0        0        0        0       0       0
                              -------    -----   ------    -----   -----  ------
  Total interest bearing
   liabilities                $61,715   10,279   17,494    3,617       0  93,105
                              =======   ======   ======    =====  ======  ======
 Current gap                  (20,177)   8,117  (11,069)  37,861  10,100  24,832
                              =======   ======   ======   ======  ======  ======
 Cumulative gap               (20,177) (12,060) (23,129)  14,732  24,832  24,832
                              =======   ======   ======   ======  ======  ======

Capital Resources
-----------------

The Federal Reserve Board and the FDIC have established risk-based and leverage capital guidelines for bank holding companies and banks. The Federal Reserve Board guidelines and FDIC regulations created a framework wherein balance sheet assets and certain off-balance sheet commitments are weighted by risk and compared to capital. Capital is assigned to tiers with common equity included in Tier 1 capital and a portion of the allowance for credit losses included in Tier 2 Capital or Total Capital. On September 30, 1995, the minimum required ratio for qualifying Total Capital was 8.0%, of which 4.0% must be Tier 1 Capital. Additionally a 3% minimum leverage ratio of Tier 1 capital to average total assets for the most recent quarter must be maintained. Banking organizations anticipating significant asset growth or which are not highly rated by their primary federal regulators are expected to maintain leverage ratios 1% to 2% in excess of the minimum. Capital ratios for both the Company and the Bank at September 30, 1995, exceeded the requirements under current regulatory agreements.

The following table illustrates various capital ratios of the Bank and the Company (on a consolidated basis) as of September 30, 1995 and December 31, 1994:

                      As of September 30, 1995   As of December 31, 1994

                                        Bank   Company    Bank   Company

Leverage ratio                           13.39%  14.23%   8.42%    8.98%

Tier 1 Capital to risk-weighted assets   19.90%  21.56%  15.04%   16.02%

Total Capital to risk-weighted assets    21.14%  22.78%  16.28%   17.27%

The Board of Directors is continuing to consider various strategies designed to enhance shareholder value, including capital raising and merger possibilities. From time to time, the Company considers informal expressions of interest from third parties relative to a possible sale, merger or consolidation transaction. No definitive written proposal is currently under consideration. Consultants and other professionals advise the Board of Directors in the process of determining the best interests of the Company and the Company's shareholders with respect to such possible transactions.

Regulatory Matters
------------------

In May 1994, the Bank entered into a Memorandum of Understanding with the Federal Deposit Insurance Corporation (the "FDIC") and an Agreement with the Superintendent of Banks of the State of California (the "Superintendent") to address certain matters arising from an examination conducted by the FDIC dated October 1993. The Memorandum superseded the previous memorandum dated April 14, 1993. Significant aspects of these agreements require commitments of the Bank: (a) to retain qualified management; (b) to maintain capital at prescribed levels; (c) to reduce classified assets to specified levels; (d) to maintain an adequate allowance for loan losses; (e) to review, revise, adopt and implement certain policies acceptable to the FDIC and the Superintendent;
(f) to file with the FDIC accurate consolidated reports of condition; (g) to review compensation paid to executive officers; (h) to not pay cash dividends without approval in advance by the FDIC; (i) to furnish quarterly written progress reports to the FDIC and the Superintendent detailing the form and manner of any actions taken to comply with the agreements; (j) to correct apparent violations of law. The provisions of the agreements will remain effective except to the extent that, and until such time as, any of its provisions are modified, terminated, suspended or set aside by the FDIC and Superintendent.

As a result of an examination of the Company conducted by the Federal Reserve Bank ("FRB") as of December 31, 1993, the Company entered into a Memorandum of Understanding with the Federal Reserve Bank. The FRB Memorandum requires the
Company: (i) to submit a policy for receiving dividends from the Bank; (ii) to submit a capital plan; (iii) to submit a plan to manage the Company's and the Bank's growth; (iv) to submit annual budgets; (v) to submit an explanation of certain management and service fees; (vi) to obtain prior approval to declare or pay any dividends; and (vii) to submit quarterly written progress reports.

Management believes the Company is in substantial compliance with the terms and conditions of the Understandings with the FDIC and the FRB and the Agreement with the Superintendent.

Results of Operations
---------------------

The Company recorded a consolidated net loss of $111,000 ($.03 per share) for the three months ended September 30, 1995, compared to net loss of $906,000 ($.21 per share) for the three months ended September 30, 1994. For the nine months ended September 30, 1995, the Company recorded a consolidated net loss of $99,000 ($.02 per share), compared to a consolidated net loss of $2,535,000 ($0.59 per share) for the nine months ending September 30, 1994.

The following table illustrates the net income (loss) for the three months and nine months ended September 30, 1995 and 1994:

                               Three months ended   Nine months ended
                                   September 30        September 30

(dollar amounts in thousands)       1995    1991      1995     1994
                                    ----    ----      ----     ----

Company                           $ (12)  $( 36)      $(51)     $ 7

Bank                                (99)   (870)       (48)  (2,542)
                                  ------  ------     ------ --------
Consolidated net income (loss)    $(111)  $(906)     $(99)  $(2,535)

The decreased net loss for the nine months ended September 30, 1995 over the same period in 1994 was due to decreased interest income and decreased operations income and expenses related to the decrease of average assets of $77,027,000.

Net Interest Income
-------------------

Net interest income, the difference between interest earned on loans and other investments and interest paid on deposits and other borrowings, is the most significant component of the Company's revenues. The Company's net interest income before provision for loan losses was $5,132,000 in the first nine months ended September 30, 1995, compared to $7,062,000 for the nine months ended September 30, 1994, which is a $1,930,000 (or 27%) decrease. The decrease in net interest income was the result of a decrease in average earning assets (see table below) of the Company of $62,634,000, or 33%, partially offset by an increase in the net interest margin from 4.93% to 5.32%.

The following table sets forth average assets, major deposit categories, other liabilities and income earned and interest expense paid; average rates earned and expensed and the net interest nine months ended September 30, 1995 and 1994:

(dollar amounts in thousands)

                                 1995                       1994

                          Average            Average  Average         Average
                          Balance  Interest    Yield  Balance Interest  Yield
Assets:
 Interest earning assets:
  Loans (1)                   $76,876  $5,547   9.65%  $108,324  $6,238  7.70%
   Mortgage loans held for sale     0       0   0.00%    10,292     494  6.42%
   Investment securities       48,489   2,140   5.90%    58,093   2,376  5.47%
   Federal funds sold and
    securities purchased under
    agreements to               3,633     156   5.74%    14,923     387  3.47%
   Interest bearing deposits        0       0   0.00%         0       0  0.00%

    Total interest earning
     assets                   128,998  $7,843   8.13%   191,632  $9,495  6.62%
  Allowance for loan losses    (3,857)                   (5,940)
  Cash and due from banks       6,117                    18,629
  Premises and equipment and
   other as                     6,274                    10,238
                                -----                    ------
                             $128,998  $7,843          $214,559

Liabilities and Shareholders' Equity:
 Interest bearing liabilities:
  Savings accounts             $1,015     $20   2.63%    $2,010     $40  2.66%
  Interest checking accounts   35,313     721   2.73%    24,141     507  2.81%
  Money market deposit
   accounts                    28,313     652   3.08%    47,694     867  2.43%
  Time deposits                28,148   1,200   5.70%    27,704     829  4.00%
  Other borrowings              2,882     118   5.47%     4,946     190  5.14%

  Total interest bearing
   liabilitities               95,671   2,711   3.79%   106,495   2,433  3.05%

  Demand deposits              23,302                    88,184
  Other liabilities               590                       706

      Total liabilities       119,563                   195,385
 Shareholders' equity          17,969                    19,174

                             $137,532                  $214,559

Net interest income
  and margin (2)                      $5,132   5.32%  $7,062    4.93%


<fn1>
(1) Average loans include nonaccrual loans.
<fn2>
(2) Net interest margin is computed by dividing net interest income by total average interest earning assets and is annualized.

The following table shows the approximate effect on net interest income of volume and rate change for the nine months ended September 30, 1995 and 1994. Changes which are the combined result of volume rate changes are allocated in proportion to the volume and rate changes.

(dollar amounts in thousands)
                                           1995 vs. 1994

                                      Volume      Rate    Total
Increase (decrease) in interest income:
  Loans                              ($2,056)   $1,365    ($691)
  Mortgage loans held for sale          (494)        0     (494)
  Investment securities                ($414)     $178     (236)
  Federal funds sold                   ($396)     $165     (231)
  Interest bearing deposits               $0        $0        0

                                      (3,360)    1,708   (1,652)


Increase (decrease) in interest expense:
  Savings accounts                      ($20)       $0      (20)
  Interest checking accounts            $228      ($14)     214
  Money market deposit accounts        ($409)     $194     (215)
  Time deposits                          $13      $358      371
  Other borrowings                      ($84)      $12      (72)
                                        ----      ----      ---

                                        (272)      550      278
                                         ---      ----      ---

    Change in net interest income    ($3,088)   $1,158   ($1,930)

Provision for Loan Losses and Asset Quality
-------------------------------------------

Management believes the allowance for loan losses at September 30, 1995,was adequate to cover the risk in the loan portfolio and therefore no provision for loan losses was considered necessary; however included in other expenses, the Bank reserved $225,000 for possible other real estate owned losses. This compares with a loan loss provision of $2,508,000 for the first nine months of 1994. Net loan charge-offs totaled $702,000 and $1,192,200 for the three and nine months ended September 30, 1995, as compared to $898,000 and $2,676,000 in the same periods of 1994. The allowance for loan losses as a percentage of outstanding loans (excluding mortgage loans held for sale) was 4.33% at September 30, 1995, 5.10% at December 31, 1994, and 5.70% at September 30, 1994.

The following unaudited table sets forth certain information concerning nonaccrual, past due and other real estate owned:

(dollar amounts in thousands,   September 30,   December 31,  September 30,
   except percentages)                  1995           1994           1994
                                ------------    -----------   ------------

Nonaccrual loans                      $3,107         $7,347         $9,066
Accruing loans past due 90
  days or more                         2,240              8              0
Other real estate owned
 (including in-substance
   foreclosures)                       4,089          3,208          3,244
                                      ------        -------        -------
 Total nonperforming assets           $9,436        $10,563        $12,310
                                      ======        =======        =======
 Percentage of average assets          6.68%          5.26%          5.74%
                                      ======        =======        =======

As of September 30, 1995, nonaccrual loans are comprised of loans to 18 borrowers. Twelve of the nonaccrual loans totaling $2,993,300, or 96% of total nonaccrual loans, are real estate secured of which $953,400, or 31% of total nonaccrual loans, are secured by residential real estate, and the balance with commercial real estate. The remaining nonaccrual loans totaling $113,700, or 4% of total nonaccrual loans, consist of loans to individuals and commercial loans.

Accruing loans 90 days or more past due include two real estate secured loans totaling $2,150,600 or 96% of accruing loans 90 days or more past due, were current as to interest but had matured and were pending awaiting the receipt of additional collateral and a revision in terms. Subsequent to September 30, 1995, these loans were renewed.

As of September 30, 1995, loans which were not included in nonperforming assets, but possible credit problems of the borrowers cause management to have doubts as to the ability of such borrowers to comply with present loan repayment terms, total $546,100 and are principally comprised of real estate secured loans.

The California economy and the Sacramento region, continues to be in a recession and the Bank's loan portfolio, which includes approximately $36 million in real estate loans representing approximately 52% of the portfolio, could be adversely affected if California economic conditions and the real estate market in the Bank's market area continue to weaken. The effect of such events, although uncertain at this time, could result in an increase in the level of nonperforming loans and the level of the allowance for loan losses which could adversely affect the Company's and the Bank's future growth and profitability.

Other Income
------------

Other income decreased $547,000 (85%) in the third quarter of 1995 as compared to the corresponding period in 1994. For the nine months ending September 30, 1995 other income decreased $2,211,000 (87%) from the same period in 1994.
The large decrease in other income is principally due to the absence of gains on sales of loans, which was $1,902,000 for the nine months ending September 30, 1994, as the Bank's mortgage banking division is no longer originating mortgage loans for sale.

Other income also includes loan servicing fees, service charges on deposit accounts, and other customer service fees. The decrease in service charges in 1995 resulted from the decreased number of demand deposit accounts and decreased loan sales and loan servicing fees.

Other Expenses
--------------

Salaries and employee benefit expense decreased $393,000 (35%) for the three months ended September 30, 1995, and decreased $2,214,000 (49%) for the nine months ended September 30, 1995, as compared to the same periods in 1994. This decrease in employee expense is principally due to the 1994 decrease in the number of employees associated with the Bank's mortgage banking division, and related decreases in benefit costs.

Occupancy expense and equipment expense decreased $71,000 (14%) for the three months and $301,000 (18%) for the nine months ended September 30, 1995, as compared to the same periods in 1994. These decreases are due primarily to decreased depreciation expense.

In the third quarter of 1995, other expenses decreased $1,519,000 (70%) in comparison to the third quarter of 1994. For the nine months ended September 30, 1995, other expenses decreased $2,931,000 (60%) as compared to the same period in 1994. The components of other expenses are provided in the table below for the first nine months of 1995 and 1994:

                                           Nine months
(dollar amounts in thousands)                 ended
                                           September 30

                                         1995         1994
                                         ----         ----

Stationery and supplies                   $88         $211
Communications                            180          467
Professional fees                         348          667
Deposit insurance assessments             228          550
Outside service fees                      471          713
Loan collection and OREO expense          339          629
Other                                     293        1,641
                                       ------       ------
                                       $1,947       $4,878
                                       ======       ======


The principal reasons for the decrease in other expenses between 1994 and 1995 relates to decreased activity within the Bank's mortgage banking division and other expense reductions in each category.


PART II  OTHER INFORMATION
--------------------------

Item 6b Reports on Form 8-K
---------------------------

None

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            SUNRISE BANCORP




November 9, 1995            By:
Date                        /s/ SARAH THOMPSON
                            Sarah Thompson
                            Senior Vice President and
                            Chief Financial Officer
                            (Signing on behalf of the registrant and as
                             principal financial officer and chief
                             accounting officer).