Form 10-K
period 1995-12-31
SUNRISE BANCORP
filed 1996-04-01
CIK 701709

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K

(Mark One)
[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1995, or
[ ] Transition report pursuant to section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the transition period from __ to ___.

Commission file number 0-10773

                           SUNRISE BANCORP
       ------------------------------------------------------
      (Exact name of registrant as specified in its character)

        California                                        94-2819328
 ------------------------------          -----------------------------------
 (State or other jurisdiction of         (I.R.S. Employer Identification No.)
  incorporation or organization)

  5 Sierragate Plaza, Roseville, CA                          95678
  ---------------------------------------                   --------
  (Address of principal executive offices)                 (zip code)

Registrant's telephone number, including area code:   (916) 783-2800
                            ---------------------

     Securities registered pursuant to Section 12(b) of the Act:

                                    NONE

     Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock; No Par Value
                           --------------------------

     Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                    YES    X     NO

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained to the best of the registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendments to this Form 10-K.   [   ]

     Aggregate market value of Common Stock held by nonaffiliates of Sunrise Bancorp at March 27, 1996 was $11,337,284, computed on the basis of the last sale price reported on The Nasdaq National Market.

  Number of shares of Common Stock outstanding at March 27, 1996: 4,263,298

                      DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                  PART I
ITEM 1.   BUSINESS.

Cautionary Statement Regarding Forward Looking Statements
- ---------------------------------------------------------

     The statements in Part I of this Form 10-K that are forward looking are based on management's expectations and actual results may differ materially. The forward looking statements include the future impact of Supervision and Regulation and Recent Legislation, the improvement in asset quality, manage-ment's determination that there are adequate loan loss provisions, the ability of the Company to manage its balance sheet with greater flexibility and improved interest rate risk and liquidity position. Forward looking statements involve numerous risks and uncertainties that could cause actual results to differ materially, including the impact of competition with other financial institutions for products and services, the impact of interest rate movement and asset quality as it relates to changing economic factors.

GENERAL

     Sunrise Bancorp (the "Company") is a California corporation and a bank holding company registered with and subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the "FRB").

     Sunrise Bank of California (the "Bank"), a wholly-owned subsidiary of the Company, is a full service commercial bank chartered by the State of California. The Bank has banking offices in the California cities of Roseville and Citrus Heights and a loan production office in San Francisco. The Company has no other subsidiaries.

     Western Sunrise Mortgage Corporation ("Western"), sold by the Company in 1992, was a wholly-owned subsidiary of the Company, providing mortgage banking services including originating, selling and servicing residential real estate mortgage loans.

     Sunrise Funding Corporation, was a wholly owned subsidiary of the Company, that was dissolved in 1995. Sunrise Funding Corporation had been an inactive corporation.

     The Company itself does not engage in any business activities other than the ownership of the Bank. The Company's principal offices are located at 5 Sierragate Plaza, Roseville, California 95678. Its telephone number is
(916) 783-2800.

SUNRISE BANK OF CALIFORNIA

     General Banking Services

     The Bank conducts a commercial banking business, which includes accepting demand, savings, time deposits and IRA accounts and making commercial, real estate and consumer loans. The Bank also offers installment note collection, issues cashier's checks and money orders, sells traveler's checks and provides cash management, escrow accounting and other customary banking services. The Bank is a member of the Federal Deposit Insurance Corporation (the "FDIC") and the deposits of each depositor are insured up to $100,000. The Bank does not currently offer, nor does it have plans to offer, trust services.

     The Bank's business plan emphasizes service to businesses and professional firms located in Sacramento, Placer, Yolo, and El Dorado Counties. These areas include the communities of Roseville, Rocklin and Loomis in Placer County and the communities of Sacramento, Citrus Heights, Folsom, Orangevale and Rancho Cordova in Sacramento County. Through its loan production office in San Francisco, the Bank serves business and professional firms located in the financial district of San Francisco and nonprofit organizations, in particular, homeowner associations throughout the state. The Bank also draws business from other portions of California.

     The Bank's main office is located at 5 Sierragate Plaza, Roseville, California. The Bank has one branch office located in Citrus Heights, California and a loan production office in San Francisco. The Bank has no applications pending to open additional branch offices.

     Lending Activities

     The Bank has concentrated its lending activities in three areas: real estate loans (including interim construction loans as well as permanent financing) commercial loans and other loans including consumer loans. At December 31, 1995, these three categories accounted for approximately 53%, 42% and 5%, respectively, of the Bank's loan portfolio. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS -
"Results of Operations" and "Liquidity Management" for discussion concerning the changes in the composition and maturities of the loan portfolio. The interest rates charged by the Bank vary with the degree of risk and the size and maturity of the loans involved and are generally affected by competition, governmental regulation and by current money market rates. Beginning in 1990 the Bank adopted a strategy of limiting the origination of real estate cons-truction loans. As a result, the outstanding balance of real estate construc-tion and land development loans declined from $12,680,000 at December 31, 1992 to $4,383,000 at December 31, 1995.

     Commercial loans consist chiefly of loans and revolving lines of credit to middle-market local business concerns for their short-term financing require-ments. It is the Bank's policy to emphasize the granting of commercial loans of $150,000 to $750,000 to well-established businesses which have annual sales of $2,000,000 to $10,000,000. Commercial loan customers also generally main-tain a deposit relationship with the Bank.

     Real estate mortgage loans in the Bank's portfolio are generally secured by substantially or fully leased commercial buildings, and generally mature within five years. The Bank's emphasis in construction lending is on single family dwellings (both pre-sold and on a speculative basis) being constructed by well established builders in Sacramento, Placer and El Dorado counties.
The Bank may also grant construction loans for commercial buildings, provided the project is pre-leased or a permanent take-out loan is in place. Construc-tion loan customers generally also maintain a deposit relationship with the Bank.

     At December 31, 1995 the Bank had loans outstanding of $66,765,000. Inherent in the lending function is the fact that loan losses will be experienced and that the risk of loss will vary with the type of loan being made and the creditworthiness of the borrower over the term of the loan. To reflect the currently perceived risks of loss associated with its loan port-folio, the Bank maintains an allowance for loan losses. At December 31, 1995 the Bank's allowance for loan losses was $2,505,000 or 4% of total loans.
See "MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS
OF OPERATIONS - Loan Portfolio Risk Elements and Summary of Loan Loss Experience" for a discussion of management's policy for establishing and maintaining the allowance for loan losses.

     The Bank extends credit, from time to time, to executive officers, directors, and their related interests, subject to prior approval of the Board of Directors of the Bank. It is the Bank's policy that any extension of credit to a director, executive officer, or their related interests must be made under terms and conditions (including interests rates and collateral) no more favorable than those available for comparable transactions to other customers with similar qualifications, and that the extension of credit must not involve more than the normal risk of collectability.

     Deposits

     The Bank's deposits are generally obtained from middle-market businesses, small businesses, professionals, and individuals. The Bank has concentrated on servicing middle market companies including those in the title insurance business and homeowner associations and their management companies. Demand deposits were 13% of total deposits at December 31, 1995, compared to 25% at
December 31, 1994, and 67% at December 31, 1993.   Demand deposits from title
companies totaled $3,969,000, $15,363,000 and $157,944,000 at December 31,
1995, 1994, and 1993. These decreases were due to the Bank restructuring its deposit mix and decreasing its concentration of title company deposits. As of December 31, 1995 and 1994 deposits included $38,693,000 and $34,063,000, or 37% and 29% of total deposits, of homeowner associations and thier management companies. See "MANAGEMENT'S DISCUSSION AND ANALYSIS
OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

     Correspondent Banks

     The Bank has correspondent relationships with three major commercial banks and with the Federal Reserve Bank of San Francisco. These relationships are a result of the Bank's efforts to obtain a wide range of services for the Bank and its customers, including arranging loan participations, sale of federal funds, trust services, and obtaining international letters of credit. The Bank maintains such correspondent relationships to minimize the risk of undue concentration of its resources with a few entities. The Bank does not currently serve, nor does it have plans to serve, as a correspondent to other banks.

     The Bank is eligible to borrow funds on an overnight basis from the Federal Reserve Bank of San Francisco. The maximum available advance is dependent upon the dollar total of the Bank's loans pledged to collateralize such borrowings. The Bank may also borrow funds by selling investment securities under agreements to repurchase.

Mortgage Banking Activities

     General

     The sale of Western Sunrise Mortgage Corporation ("Western") in 1992 had a significant impact on the Company's mortgage banking activities and resulting revenues. Subsequent to the sale the Bank created a mortgage department to continue its mortgage banking operations. The Company's long-term business plan called for the loan production to be similar with Western's historical results. The Company did not achieve similar financial performance results in 1993 and 1994. The Bank's mortgage activity,which include funding loans, were substantially wound-up at December 31, 1994. The Bank currently originates, and services residential real estate mortgage loans. The source of revenues from the Company's mortgage banking operations as of December 31, 1994 and 1993 are as follows:


                                                   1994          1993


Gain on sales of mortgage loans                 $75,000    $2,888,000

Gain on sale of servicing rights             $1,753,000    $2,365,000

Interest income                                $519,500    $1,617,000

Service fee revenue                             $71,900       $60,000

Loans Funded                               $123,500,000  $335,000,000


     Loan Production

     After the sale of Western the Company conducted all mortgage banking activity through the Bank. The Bank originated and purchased conventional mortgage loans and loans insured by the Federal Housing Administration
("FHA") or guaranteed by the Veterans Administration ("VA"). Substantially all of the conventional loans originated by the Bank are conforming loans, which qualify for inclusion in programs sponsored by Federal National Mortgage Association ("FNMA") and Federal Home Loan Mortgage Corporation ("FHLMC").
The Bank's guidelines for underwriting FHA insured loans and VA guaranteed loans comply with the criteria established by those agencies. The Bank's guidelines for underwriting conventional conforming loans comply with the criteria employed by FNMA or FHLMC. The Bank's underwriting guidelines for conventional non-conforming mortgage loans (e.g. loans for single family homes with original balances in excess of the maximum amounts set by FNMA or FHLMC, or for loans that do not otherwise meet the criteria established by FNMA or FHLMC) are based on the underwriting standards required by institutional investors to whom such loans are sold.

     Loan Servicing

     Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, holding escrow funds for payment of mortgage-related expenses such as taxes and insurance, making advances to cover delinquent payments, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults, and generally administering the loans. The Bank received fees for servicing mortgage loans, ranging generally from .25% to .50% per annum on the out-standing principal balances of the loans. During 1994, the Bank sold all of its remaining mortgage loan servicing rights recording a gain of $411,000 on the sale.


EMPLOYEES

     At December 31, 1995, the Company and its subsidiary employed 59 full-time equivalent officers and employees.


COMPETITION

     The banking business in California and in the Bank's primary service area is highly competitive. The Bank competes directly with major banks, other independent banks, savings and loan associations, and credit unions. In California and in the Bank's primary service area, major banks dominate the commercial banking industry. Among the advantages which these banks have over the Bank are their ability to finance wide-ranging advertising campaigns and to allocate their investment assets, including loans, to regions of higher yield and demand. By virtue of their larger amounts of capital, such institutions have substantially greater lending limits than the Bank and perform certain functions, including trust services and international banking, which are not presently offered directly by the Bank, but are offered indirectly by the Bank through correspondent institutions.

     Banking is a business which depends on interest rate differentials. In general, the difference between the interest rate paid by the Bank to obtain its deposits and its other borrowings and the interest rate received by the Bank on loans extended to its customers and on securities held in the Bank's portfolio comprise the major portion of the Bank's earnings. Commercial banks compete with savings and loan associations, credit unions, other financial institutions and other entities for both deposits and loans.

     The interest rate differentials of the Bank, and therefore its earnings, are affected not only by general economic conditions, both domestic and foreign, but also by the monetary and fiscal policies of the United States as set by statutes and as implemented by federal agencies, particularly the Federal Reserve Board. This agency implements national monetary policy, such as seeking to curb inflation and combat recession, by its open market operations in United States government securities, adjustments in the amount of interest free reserves that banks and other financial institutions are required to maintain, and adjustments to the discount rates applicable to borrowing by banks from the Federal Reserve Bank. These activities influence the growth of bank loans, investments and deposits and also affect interest rates charged on loans and paid on deposits. The nature and timing of any future changes in monetary policies and their impact on the Bank are not predictable.

     California law and regulations of the Superintendent authorize California licensed banks, subject to applicable limitations and approvals of the

Superintendent, to (1) provide real estate appraisal services, management consulting and advice services, and electronic data processing services;
(2) engage directly in real property investment or acquire and hold voting stock of one or more corporations, the primary activities of which are engaging in real property investment; (3) organize, sponsor, operate or render investment advice to an investment company or to underwrite, distribute or sell securities in California; and (4) invest in the capital stock, obligations or other securities of corporations not acting as insurance companies, insurance agents or insurance brokers. The Superintendent has established certain procedures to be followed by banks desiring to engage in insurance activities which include filing a report describing (1) a proposed business plan and information regarding the types of insurance products intended to be offered; (2) insurance companies with which the banks intend to conduct business; (3) organ-ization plans; (4) locations at which activities will be conducted;
and (5) proposed operational and compliance procedures and policies.
The California Department of Insurance regulates application processing, licensing and supervision of insurance activities. National banks (whether a holding company subsidiary or not) are limited under applicable provisions of the National Bank Act to acting as an agent for fire, life or other insurance only in locations with a population of 5,000 or less. In recent years, banks and bank holding companies have increasingly sought authorization to expand their product base to include insurance activities. The Federal Deposit Insurance Corporation Improvement Act of 1991 discussed below, generally restricts an insured state bank from engaging as a principal in any activity that is impermissible for a national bank. On January 18, 1995, the United States Supreme Court unanimously upheld a ruling by the Office of the Comptroller of the Currency (the "Comptroller") that permitted sale of fixed and variable annuities by a national bank and confirmed the authority of the Comptroller to interpret the powers of national banks under the National Bank Act. The Comptroller determined that annuities are not insurance products, but rather a type of investment instrument and that the sale of annuities is incidental to the business of banking. It is not certain what impact the decision will have upon the continuing effort of banks and bank holding companies to engage in insurance related activities.

     The Caldera, Weggeland and Killea California Interstate Banking and Branching Act of 1995, effective October 2, 1995 (the "Caldera Act"), amends the California Financial Code to, among other matters, regulate the operations of state banks to eliminate conflicts with and to implement the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 discussed below. The Caldera Act includes (1) an election to permit early interstate merger transactions; 2) a prohibitition against interstate branching through the acquisition of a branch business unit located in California without acquisition of the whole business unit of the California bank; and (3) a prohibition against interstate branching through de nova establishment of California branch offices. The Caldera Act mandates that initial entry into California by an out-of-state institution be accomplished by acquisition of or merger with an existing whole bank which has been in existence for at least five years.

     The State Bank Parity Act (the "Parity Act"), effective January 1, 1996, eliminates certain existing disparities between California state chartered banks and federally chartered national banks by authorizing the Superintendent to address such disparities through a streamlined rule baking process. The Superintendent has taken action pursuant to the Parity Act to, among other matters, authorize previously impermissible share repurchases by state banks, subject to the prior approval of the Superintendent.

     The Competitive Equality Banking Act of 1987 (the "1987 Banking Act") also has affected the balance of competition among banks and other non-bank financial institutions. Among other things, the 1987 Banking Act has restricted the growth and formation of so-called "limited service" or "non-bank" banks (institutions which accept deposits or make commercial loans, but do not do both). Other key provisions of the 1987 Banking Act included: (1) the expansion of the FDIC's authority in arranging supervisory interstate acquisitions and acquisitions of failing banks;
(2) the renewal of emergency acquisition authorities; (3) the exemption of assessment income of federal banking agencies from budget restrictions imposed by the Office of Management and Budget and from the budget balancing requirements of the Gramm-Rudman-Hollings Act; (4) a moratorium (which ended on March 1, 1988), prohibiting commercial banks from engaging in insurance or securities activities not approved prior to March 5, 1987;
(5) the application of the Glass-Steagall Act to state-chartered banks, prohibiting affiliations with companies principally engaged in securities activities; and (6) new check hold schedules which were implemented on September 1, 1990.


SUPERVISION AND REGULATION

     The common stock of the Company is subject to the registration requirements of the Securities Act of 1933, as amended, and the quali-fication requirements of the California Corporate Securities Law of 1968, as amended. The Bank's common stock, however, is exempt from such requirements. The Company is also subject to the periodic reporting requirements of Section 13 of the Securities Exchange Act of 1934, as amended, which include, but are not limited to, annual, quarterly and other current reports with the Securities and Exchange Commission.

     The Bank is licensed by the California State Superintendent of Banks ("Superintendent"), its deposits are insured by the FDIC, and it has chosen not to become a member of the Federal Reserve System. The Bank has no subsidiaries. Consequently, the Bank is subject to the supervision of, and is regularly examined by, the Superintendent and the FDIC. Such supervision and regulation include comprehensive reviews of all major aspects of the Bank's business and condition, including its capital ratios, allowance for possible loan losses and other factors. However, no inference should be drawn that such authorities have approved any such factors. The Company and the Bank are required to file reports with the Superintendent, the FDIC and the Board of Governors, and to provide such additional information as may be required.

     The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended (the "Bank Holding Company Act"), and is registered as such with, and subject to the supervision of, the Board of Governors. The Company is required to obtain the approval of the Board of Governors before it may acquire all or substantially all of the assets of any bank, or ownership or control of the voting shares of any bank if, after giving effect to such acquisition of shares, the Company would own or control more than 5% of the voting shares of such bank. The

Bank Holding Company Act prohibits the Company from acquiring any voting shares of, or interest in, all or substantially all of the assets of, a bank located outside the State of California unless such an acquisition is specifically authorized by the laws of the state in which such bank is located. Any such interstate acquisition is also subject to the pro-visions of the Riegle-Neal Interstate Banking andBranching Efficiency Act of 1994 discussed below.

     The Company, and any subsidiaries which it may acquire or organize, are deemed to be "affiliates" of the Bank within the meaning of that term as defined in the Federal Reserve Act. This means, for example, that there are limitations (a) on loans by the Bank to affiliates, and (b) on investments by the Bank in affiliates' stock as collateral for loans to any borrower. The Company and its subsidiary are also subject to certain restrictions with respect to engaging in the underwriting, public sale and distribution of securities.

     In addition, regulations of the Board of Governors promulgated under the Federal Reserve Act require that reserves be maintained by the Bank in conjunction with any liability of the Company under any obligation (promissory note, acknowledgement of advance, banker's acceptance or similar obligation) with a weighted average maturity of less than seven
(7) years to the extent that the proceeds of such obligations are used for the purpose of supplying funds to the Bank for use in its banking business, or to maintain the availability of such funds.

     The Company and the Bank are prohibited from engaging in certain tie-in arrangements in connection with an extension of credit, sale or lease of property or furnishing of services. Section 106(b) of the Bank Holding Company Act Amendments of 1970 generally prohibits a bank from tying a product or service to another product or service offered by the bank, or by any of its affiliates. A prohibited tie-in arrangement would exist where a bank varies the consideration for a product or service on the condition that the customer obtain some additional product or service from the bank or from any of its affiliates, or where as a condition for providing a customer a product or service, the bank requires the customer to purchase another product or service from the bank or from any of its affiliates. These anti-tying restrictions also apply to bank holding companies and their non-bank subsidiaries as if they were banks.
Section 106 contains a "traditional bank product" exception permitting a bank to tie a product to a traditional bank product offered by the bank itself, but not by any affiliated bank or non-bank. For example, a bank may offer a discount on a loan on the condition that a customer maintain a deposit account at that bank, however, the bank may not offer a discount on a loan on the condition that a customer maintain a deposit account at an affiliated bank. Effective September 2, 1994, the Board of Governors adopted a rule permitting a bank or a bank holding company to offer a discount on a traditional bank product, or on securities brokerage services to a customer on condition that the customer obtain a traditional bank product from an affiliate. Effective January 23, 1995, the Board of Governors adopted a rule permitting a bank holding company or its non-bank subsidiary to offer a discount on its product or service on condition that a customer obtain any other product or service from that holding company or from any of its non-bank affiliates. The rule permits bank holding companies and their non-bank subsidiaries to offer discounts on packaged products when no affiliated bank is involved in the arrangement (both the tying and tied products are offered by bank holding companies or their non-bank subsidiaries only), and both the tying and tied products are separately available for purchase at competitive prices.

     Capital Requirements

     The Board of Governors and the FDIC have adopted risk-based capital guidelines for evaluating the capital adequacy of bank holding companies and banks. The guidelines are designed to make capital requirements sensitive to differences in risk profiles among banking organizations, to take into account off-balance sheet exposures and to aid in making the definition of bank capital uniform internationally. Under the guidelines, the Company and the Bank are required to maintain capital equal to at least 8.0% of its assets and commitments to extend credit, weighted by risk, of which at least 4.0% must consist primarily of common equity (including retained earnings) and the remainder may consist of sub-ordinated debt, cumulative preferred stock, or a limited amount of loan loss reserves.

     Assets, commitments to extend credit, and off-balance sheet items are categorized according to risk and certain assets considered to present less risk than others permit maintenance of capital at less than the 8% ratio. For example, most home mortgage loans are placed in a 50% risk category and therefore require maintenance of capital equal to 4% of such loans, while commercial loans are placed in a 100% risk category and therefore require maintenance of capital equal to 8% of such loans.

     The guidelines establish two categories of qualifying capital: Tier 1 capital comprising core capital elements, and Tier 2 comprising supple-mentary capital requirements. At least one-half of the required capital must be maintained in the form of Tier 1 capital. Tier 1 capital includes common shareholders' equity and qualifying perpetual preferred stock. However, no more than 25% of the Company's total Tier 1 capital may consist of perpetual preferred stock. The definition of Tier 1 capital for the Bank is the same, except that perpetual preferred stock may be included only if it is noncumulative. Tier 2 capital includes, among other items, limited life (and in the case of banks, cumulative) preferred stock, mandatory convertible securities, subordinated debt and a limited amount of reserve for credit losses.

     The Board of Governors and the FDIC also adopted minimum leverage ratios for banking organizations as a supplement to the risk-weighted capital guide-lines. The leverage ratio is generally calculated using Tier 1 capital (as defined under risk-based capital guidelines) divided by quarterly average net total assets (excluding intangible assets and certain other adjustments). The leverage ratio establishes a limit on the ability of banking organizations, including the Company and the Bank, to increase assets and liabilities without increasing capital proportionately.

     The Board of Governors emphasized that the leverage ratio constitutes a minimum requirement for well-run banking organizations having diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity, good earnings and a composite rating of 1 under the regu-latory rating system for banks and 1 under the regulatory rating system for bank holding companies. Banking organizations experiencing or antici-pating significant growth, as well as those organizations which do not exhibit the characteristics of a strong, well-run banking organization described above, will be required to maintain minimum capital ranging generally from 100 to 200 basis points in excess of the leverage ratio.
The FDIC adopted a substantially similar leverage ratio for state non-member banks which established (i) a 3% Tier 1 minimum capital leverage ratio for highly-rated banks (those with a composite regulatory rating of 1 and not experiencing or anticipating significant growth); and (ii) a 4% Tier 1 minimum capital leverage ratio for all other banks, as a supplement to the risk-based capital guidelines.

     At December 31, 1995 the Company's total capital to total risk-based assets ratio was 18.31% (16.95% for the Bank).


RECENT LEGISLATION

     Prompt Corrective Action

     On August 9, 1989, the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") was enacted. FIRREA contains provisions' which among other things: (1) established two separate financial industry insurance funds, both administered by the Federal Deposit Insurance Corporation ("FDIC") - the Bank Insurance Fund and the Savings Association Insurance Fund; (2) abolished the Federal Home Loan Bank Board and the Federal Savings and Loan Insurance Corporation and established the Office of Thrift Supervision as an office of the Treasury Department, with responsibility for examination and supervision of all savings and loan associations; (3) increased the premiums paid by FDIC-insured institu-tions; (4) permitted bank holding companies to acquire healthy savings and loan associations; (5) enhanced federal banking agencies' enforcement authority over the operations of all insured depository institutions and increased the civil and criminal penalties that may be imposed in con-nection with violations of laws and regulations; (6) curtailed investments and certain other activities of state-chartered savings and loan associ-ations; and (7) increased the capital requirements of savings and loan associations.

     On December 19, 1991, the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") was enacted. The FDICIA substantially revised banking regulations, certain aspects of the Federal Deposit Insurance Act and established a framework for determination of capital adequacy of financial institutions, among other matters. Under the FDICIA, financial institutions are placed into five capital adequacy categories as follows: (1) well capitalized, (2) adequately capitalized,
(3) undercapitalized, (4) significantly undercapitalized, and (5) critically undercapitalized. The FDICIA authorized the Board of Governors, the Comptroller, and FDIC, to establish limits below which financial institutions will be deemed critically undercapitalized, provided that such limits can not be less than two percent (2%) of the ratio of tangible equity to total assets or sixty-five percent (65%) of the minimum leverage ratio established by regulation. Financial institutions classified as undercapitalized or below are subject to limitations including restrictions related to (i) growth of assets,
(ii) payment of interest on subordinated indebtedness, (iii) capital distributions, and (iv) payment of management fees to a parent holding company.

     The FDICIA requires the Board of Governors and FDIC to initiate corrective action regarding financial institutions which fail to meet minimum capital requirements. Such action may result in orders to augment capital such as through sale of voting stock, reduction in total assets, and restrictions related to correspondent bank deposits. Criti-cally undercapitalized financial institutions may also be subject to appointment of a receiver or conservator unless the financial institution submits an adequate capitalization plan.

     The FDIC adopted a regulation pursuant to Section 302(a) of the FDICIA, effective on November 2, 1992, amending its regulations on insurance assessments to, among other matters, adopt a recapitalization schedule for the Bank Insurance Fund and establish a transitional risk-based insurance assessment system to replace the uniform assessment rate system previously applicable to insured financial institution members of the Bank Insurance Fund. The regulation requires that each insured institution be assigned to one of three capital groups and one of three supervisory subgroups within each capital group, based upon financial data reported by each institution in its Report of Income and Condition, as well as supervisory evaluations by the institution's primary federal regulatory agency. The three capital groups have the following characteristics: (1) "Well capitalized" - consisting of institutions having a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater, and a Tier 1 leverage ratio of 5% or greater; (2) "Adequately capitalized"
- - consisting of institutions that are not "well capitalized," but have a total risk-based capital ratio of 8% or greater, a Tier 1 risk-based capital ratio of 4% or greater, and a Tier 1 leverage ratio of 4% or greater; and
(3) "Undercapitalized" - consisting of institutions that do not qualify as either "well capitalized" or "adequately capitalized." The three supervisory subgroups have the following characteristics: (A) Subgroup "A" - consisting of financially sound institutions with only a few minor weaknesses; (B) Subgroup "B" - consisting of institutions that demonstrate deterioration of the institution and increased risk of loss to the Bank Insurance Fund;
and (C) Subgroup "C" - consisting of institutions that pose a substantial probability of loss to the Bank Insurance Fund unless effective corrective action is taken.

     The annual assessment rate for each insured institution continued at the rate of $0.23 per $100 of deposits through year-end December 31, 1992. Commencing January 1, 1993, the assessment rate was based upon a risk assessment schedule with rates ranging from $0.23 to $0.31 per $100 of deposits utilizing the capital group and supervisory subgroup analysis. On June 25, 1993, the FDIC adopted a permanent risk-based insurance assessment system which retained the transitional system without substantial modification. In late 1994 and early 1995, the FDIC proposed two significant changes to the deposit insurance assessment system to (1) redefine the deposit assessment base which has been defined to equal an institution's total domestic deposits, plus or minus certain adjustments, but without significantly impacting total industry-wide assessments (although significant changes in assessments of individual institutions may occur); and (2) establish a new assessment rate schedule, using the present group and subgroup categories, but with assessment rates varying from $0.04 to $0.31 per $100 of deposits, resulting in a spread between the minimum and maximum rates of $0.27 rather than the present $0.08. On August 8, 1995, the FDIC voted to reduce the deposit insurance assessment rates to a range from $0.04 to $0.31 per $100 of deposits and subsequently, on November 14, 1995, the FDIC voted again to further reduce the assessment rates to a range form $0 to $0.27 per $100 of deposits, subject to a minimum $2,000.00 annual assessment for all institutions regardless of classification within the capital groups and supervisory subgroups as follows:

                                Supervisory Subgroup

           Capital Group        A         B         C
                1            $0.00     $0.03     $0.17
                2             0.03      0.10      0.24
                3             0.10      0.24      0.27



       The above assessment rates are effective for the first semiannual assessment period of 1996. Based upon the above risk-based assessment rate schedule, the Company's and Bank's current capital ratios, the Bank's current level of deposits, and assuming no change in the assessment rate applicable to the Bank during 1996, the Company estimates that its annual noninterest expense attributed to assessments will decrease by approxi-mately $118,000 during 1996.

       The Board of Governors and FDIC adopted regulations effective December 19, 1992, implementing a system of prompt corrective action pursuant to Section 38 of the Federal Deposit Insurance Act and Section
131 of the FDICIA. The regulations establish five capital categories with the following characteristics: (1) "Well capitalized" - consist-ing of institutions with a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater and a leverage ratio of 5% or greater, and the institution is not subject to an order, written agreement, capital directive or prompt corrective action directive;
(2) "Adequately capitalized" - consisting of institutions with a total risk-based capital ratio of 8% or greater, a Tier 1 risk-based capital ratio of 4% or greater and a leverage ratio of 4% or greater, and the institution does not meet the definition of a "well capitalized" institu-tion; (3) "Undercapitalized" - consisting of institutions with a total risk-based capital ratio less than 8%, a Tier 1 risk-based capital ratio of less than 4%, or a leverage ratio of less than 4%; (4) "Significantly undercapitalized" - consisting of institutions with a total risk-based capital ratio of less than 6%, a Tier 1 risk-based capital ratio of less than 3%, or a leverage ratio of less than 3%; (5) "Critically undercap-italized" - consisting of an institution with a ratio of tangible equity to total assets that is equal to or less than 2%.

       The regulations established procedures for classification of financial institutions within the capital categories, filing and reviewing capital restoration plans required under the regulations and procedures for issuance of directives by the appropriate regulatory agency, among other matters. The regulations impose restrictions upon all institu-tions to refrain from certain actions which would cause an institution to be classified within any one of the three "undercapitalized" categories, such as declaration of dividends or other capital distributions or payment of management fees, if following the distribution or payment the institution would be classified within one of the "undercapitalized" categories. In addition, institutions which are classified in one of the three "under-capitalized" categories are subject to certain mandatory and discretionary supervisory actions. Mandatory supervisory actions include (1) increased monitoring and review by the appropriate federal banking agency; (2) implementation of a capital restoration plan; (3) total asset growth restrictions; and (4) limitation upon acquisitions, branch expansion, and new business activities without prior approval of the appropriate federal banking agency. Discretionary supervisory actions may include
(1) requirements to augment capital; (2) restrictions upon affiliate transactions; (3) restrictions upon deposit gathering activities and interest rates paid; (4) replacement of senior executive officers and directors; (5) restrictions upon activities of the institution and its affiliates; (6) requiring divestiture or sale of the institution; and
(7) any other supervisory action that the appropriate federal banking agency determines is necessary to further the purposes of the regulations. Further, the federal banking agencies may not accept a capital restora-tion plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution's capital. In addition, for a capital restoration plan to be acceptable, the depository institution's parent holding company must guarantee that the institution will comply with such capital restor-ation plan. The aggregate liability of the parent holding company under the guaranty is limited to the lesser of (i) an amount equal to 5 percent of the depository institution's total assets at the time it became undercapitalized, and (ii) the amount that is necessary (or would have been necessary) to bring the institution into compliance with all capital standards applicable with respect to such institution as of the time it fails to comply with the plan. If a depository institution fails to submit an acceptable plan, it is treated as if it were "signi-ficantly undercapitalized." The FDICIA also restricts the solicitation and acceptance of and interest rates payable on brokered deposits by insured depository institutions that are not "well capitalized." An "undercapitalized" institution is not allowed to solicit deposits by offering rates of interest that are significantly higher than the prevailing rates of interest on insured deposits in the particular institution's normal market areas or in the market areas in which such deposits would otherwise be accepted.

       Any financial institution which is classified as "critically undercapitalized" must be placed in conservatorship or receivership within 90 days of such determination unless it is also determined that some other course of action would better serve the purposes of the regu-lations. Critically undercapitalized institutions are also prohibited from making (but not accruing) any payment of principal or interest on subordinated debt without the prior approval of the FDIC and the FDIC must prohibit a critically undercapitalized institution from taking certain other actions without its prior approval, including (1) entering into any material transaction other than in the usual course of business, including investment expansion, acquisition, sale of assets or other similar actions; (2) extending credit for any highly leveraged trans-action; (3) amending articles or bylaws unless required to do so to comply with any law, regulation or order; (4) making any material change in accounting methods; (5) engaging in certain affiliate transactions;
(6) paying excessive compensation or bonuses; and (7) paying interest on new or renewed liabilities at rates which would increase the weighted average costs of funds beyond prevailing rates in the institution's normal market areas.

       Under the FDICIA, the federal banking agencies have adopted regulations which require institutions to establish and maintain compre-hensive written real estate policies which address certain lending considerations, including loan-to-value limits, loan administrative policies, portfolio diversification standards, and documentation, approval and reporting requirements. The FDICIA further generally prohibits an insured state bank from engaging as a principal in any activity that is impermissible for a national bank, absent FDIC determination that the activity would not pose a significant risk to the Bank Insurance Fund, and that the bank is, and will continue to

<PAGE?
be, within applicable capital standards. Similar restrictions apply to subsidiaries of insured state banks. The Company does not currently intend to engage in any activities which would be restricted or prohibited under the FDICIA.

       As required by the FDICIA, the federal banking agencies have solicited comments on a proposed method of incorporating an interest rate risk component into the current risk-based capital guidelines, with the goal of ensuring that institutions with high levels of interest rate risk have sufficient capital to cover their exposures. Interest rate risk is the risk that changes in market interest rates might adversely affect a bank's financial condition. Under the proposal, interest rate risk exposures would be quantified by weighing assets, liabilities and off-balance sheet items by risk factors which approx-imate sensitivity to interest rate fluctuations. Institutions identified as having an interest rate risk exposure greater than a defined threshold would be required to allocate additional capital to support this higher risk. Higher individual capital allocations could be required by the bank regulators based on supervisory concerns. The agencies adopted a final rule effective September 1, 1995 which is substantially similar to the proposed rule, except that the final rule does not establish (1) a measurement framework for assessing the level of a bank's interest rate exposure; nor (2) a minimum level of exposure above which a bank will be required to hold additional capital for interest rate risk if it has a significant exposure or a weak interest rate risk management process. The agencies also solicited comments on and are continuing their analysis of a proposed policy statement which would establish a framework to measure and monitor interest rate exposure.

       The federal financial institution agencies published a final rule on July 10, 1995 to be effective on August 9, 1995, implementing safety and soundness standards. The FDICIA added a new Section 39 to the Federal Deposit Insurance Act which required the agencies to establish safety and soundness standards for insured financial institutions covering (1) internal controls, information systems and internal audit systems; (2) loan documentation; (3) credit underwriting; (4) interest rate exposure; (5) asset growth; (6) compensation, fees and benefits;
(7) asset quality, earnings and stock valuation; and (8) excessive com-pensation for executive officers, directors or principal shareholder which could lead to material financial loss. The agencies issued the final rule in the form of guidelines only for operational, managerial and compensation standards and reissued for comments proposed standards related to asset quality and earnings which are less restrictive than the earlier proposal in November 1993. Unlike the earlier proposal, the guidelines under the final rule do not apply to depository institution holding companies and the stock valuation standard was eliminated. If an agency determines that an institution fails to meet any standard established by the guidelines, the agency may require the financial institution to submit to the agency an acceptable plan to achieve compliance with the standard. If the agency requires submission of a compliance plan and the institution fails to timely submit an acceptable plan or to implement an accepted plan, the agency must require the institution to correct the deficiency. Under the final rule, an institution must file a compliance plan within 30 days of a request to do so from the institution's primary federal regulatory agency. The agencies may elect to initiate enforcement action in certain cases rather than rely on an existing plan particularly where failure to meet one or more of the standards could threaten the safe and sound operation of the institution.

       The Board of Governors issued final amendments to its risk-based capital guidelines to be effective December 31, 1994, requiring that net unrealized holding gains and losses on securities available for sale determined in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," are not to be included in the Tier 1 capital component consisting of common stockholders' equity. Net unrealized losses on marketable equity securities (equity securities with a readily determinable fair value), however, will continue to be deducted from Tier 1 capital. This rule has the general effect of valuing available for sale securities as amortized cost (based on historical cost) rather than at fair value (generally at market value) for purposes of calculating the risk-based and leverage capital ratios.

       On December 13, 1994, the Board of Governors issued amendments to its risk-based capital guidelines regarding concentration of credit risk and risks of non-traditional activities, which were effective January 17, 1995. As amended, the risk-based capital guidelines identify concentrations of credit risk and evaluate an institution's ability to manage such risks and the risk posed by non-traditional activities as important factors in assessing an institution's overall capital adequacy.

       Since 1986, California has permitted California banks and bank holding companies to be acquired by banking organizations based in other states on a "reciprocal" basis (i.e., provided the other state's laws permit California banking organizations to acquire banking organizations in that state on substantially the same terms and conditions applicable to local banking organizations). Some increase in merger and acquisition activity among California and out-of-state banking organizations has occurred as a result of this law, as well as increased competition for loans and deposits.

       President Clinton signed the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking Act") on September 29, 1994. The Interstate Banking Act authorizes the Board of Governors to approve interstate acquisitions of banks or bank branch offices, generally without regard to conflicting requirements of state law, by adequately capitalized and managed bank holding companies, after September 29, 1995, and authorizes the other federal banking agencies to approve similar acquisitions by banks after June 1, 1997, unless prior to that date states enact laws prohibiting such acquisitions. Such so-called "opt out" measures are pending or have been passed in a number of states. States also may "opt in" to this authority at an earlier date if they enact laws specifically permitting such acquisitions. After March 29, 1996, the Interstate Banking Act authorizes the appropriate federal agency to approve the consolidation of banks located in different states but operated by the same bank holding company.

       The Interstate Banking Act imposes several limitations on the Board of Governors' general authority to approve such acquisitions including (1) preservation of state laws requiring acquisition target banks to have been chartered for minimum time periods not in excess of five years; (2) precluding acquisitions which would result in a con-centration of deposits greater than 10% of total United States deposits, or 30% of total deposits in the state in which the acquired bank or branch office is located, subject to a state's right to either increase or decrease the 30% threshold and, in the absence of legislation, the right of a state banking regulatory agency to approve a transaction under certain circumstances; (3) Board of Governors' assessment of compliance with antitrust and community reinvestment laws, including a separate community reinvestment act analysis for each state in which a multi-state banking operation approved under the Interstate Banking Act exists; and (4) maintenance of state contingency laws requiring a bank acquisition target to maintain assets available for call by state-sponsored housing entities established under state law, provided (i) the state law does not discriminate against out-of-state banks, holding companies or their subsidiaries, (ii) the state law was in effect at the enactment date of the Interstate
Banking Act, (iii) the FDIC has not determined that compliance with the state law would result in an unacceptable risk to the deposit insurance fund, and (iv) compliance with the state law would not place the bank in an unsafe or unsound condition.

       The federal banking agencies are required to adopt regulations effective June 1, 1997 which prohibit any out-of-state bank from using the interstate branching authority primarily for the purpose of deposit production. Such regulations will require the appropriate federal agency of an out-of-state bank or bank holding company to review such bank's operations in the host state in order to determine whether it is meeting the credit needs of the host state communities in which it operates, whenever it determines that such bank's ratio of loans to deposits in the host state is less than one-half the average of the total loans to total deposits for banks domiciled in the host state. If the agency reaches a negative conclusion, it is authorized to restrict the opening of new branch offices and to order the closure of the host state branch offices of the out-of-state bank. Before an agency may exercise authority to close such a branch office or offices, the Interstate Banking Act requires that it notify the bank and schedule a hearing. Banks which determine to close branches located in low or moderate income areas acquired under the Interstate Banking Act must notify their customers how to contact the appropriate federal agency to complain about the closing. If the agency determines that any such complaint is not frivolous, it must convene a meeting of concerned organizations and individuals to explore the feasibi-lity of adequate alternative sources of banking services for the affected communities.

       In October 1994, the federal financial institution regulatory agencies jointly proposed a comprehensive revision of their regulations implementing the Community Reinvestment Act ("CRA"), enacted in 1977 to promote lending by financial institutions to individuals and businesses located in low and moderate income areas. In May 1995, the proposed CRA regulations were published in final form effective as of July 1, 1995. The revised regulations included transitional phase-in provisions which generally require mandatory compliance not later than July 1, 1997, although earlier voluntary compliance is permissible.

       Under the former CRA regulations, compliance was evaluated by an assessment of the institution's method for determining, and efforts to meet, the credit needs of such borrowers. The system was highly criticized by depository institutions and their trade groups as subjective, inconsistent and burdensome, and by consumer representatives for its alleged failure to aggressively penalize poor CRA performance by financial institutions, the revised CRA regulations emphasize an assessment of actual performance rather than of the procedures followed by a bank, to evaluate compliance with the CRA. Overall CRA compliance continues to be rated across a four-point scale from "outstanding" to "substantial noncompliance," and continues to be a factor in review of applications to merge, establish new branches or form bank holding companies. In addition, any bank rated in "substantial noncompliance" with the revised CRA regulations may be subject to enforcement proceedings.

       The regulations provide that "small banks," which are defined to include any independent bank with total assets of less than $250 million, are to be evaluated by means of a so-called "streamlined assessment method" unless such a bank elects to be evaluated by one of the other methods provided in the regulations. The differences between the evaluation methods may be summarized as follows:

       (1) The "streamlined assessment method" presumptively applicable to small banks requires that a bank's CRA compliance be evaluated pursuant to five "assessment criteria," including its (i) loan-to-deposit ratio (as adjusted for seasonal variations and other lending-related activities, such as sales to the secondary market or community development lending); (ii) percentage of loans and other lending-related activities in the bank's service area(s); (iii) distribution of loans and other lending-related activities among borrowers of different income levels, given the demographic characteristics of its service area(s); (iv) geographic distribution of loans and other lending-related activities within its service area(s); and
(v) record of response to written complaints, if any, about its CRA per-formance.

       (2) The "lending, investments and service tests method" is applicable to all banks larger than $250 million which are not wholesale or limited purpose banks and do not elect to be evaluated by the "strategic plan assessment method." Central to this method is the requirement that such banks collect and report to their primary federal banking regulators detailed information regarding home mortgage, small business and farm and community development loans which is then used to evaluate CRA compliance. At the bank's option, data regarding consumer loans and any other loan distribution it may choose to provide also may be collected and reported.

       Using such data, a bank will be evaluated regarding its (i) lending performance according to the geographic distribution of its loans, the characteristics of its borrowers, the number and complexity of its community development loans, the innovativeness or flexibility of its lending practices to meet low and moderate income credit needs and, at the bank's election, lending by affiliates or through consortia or third-parties in which the bank has an investment interest; (ii) investment performance by measure of the bank's "qualified investments," that is, the extent to which the bank's investments, deposits, membership shares in a credit union, or grants primarily benefit low or moderate income individuals and small businesses and farms, address affordable housing or other needs not met by the private market, or assist any minority or women-owned depository institution by donating, selling on favorable terms or providing on a rent-free basis any branch of the bank located in a predominantly minority neighborhood; and (iii) service performance by evaluating the demographic distribution of the bank's branches and ATMs, its record of opening and closing them, the availability of alter-native retail delivery systems (such as telephone banking, banking by mail or at work, and mobile facilities) in low and moderate income geographies and to low and moderate income individuals, and (given the characteristics of the bank's service areas and its capacity and cons-traints) the extent to which the bank provides "community development services" (services which primarily benefit low and moderate income individuals or small farms and businesses or address affordable housing needs not met by the private market) and their innovativeness and res-ponsiveness.

       (3) Wholesale or limited purpose banks which do not make home mortgage, small farm or business or consumer loans to retail customers may elect, subject to agency approval of their status, to be evaluated by the "community development test method," which assesses the number and amount of the bank's community development loans, qualified invest-ments and community development services and their innovativeness and complexity.

       (4) Any bank may request to be evaluated by the "strategic plan assessment method" by submitting a strategic plan for review and approval. Such a plan must involve public participation in its preparation, and contain measurable goals for meeting low and moderate income credit needs through lending, investments and provision of services. Such plans generally would be evaluated by measuring strategic plan goals against standards similar to those which would be applied in evaluating a bank according to the "lending, investments and service tests method."

       The federal financial institution regulatory agencies jointly issued a final rule effective as of January 1, 1996 to make certain technical corrections to the revised CRA regulations. Among other matters, the rule clarifies the transition from the former CRA regulations to the revised CRA regulations by confirming that when an institution either voluntarily or mandatorily becomes subject to the performance test and standards of the revised regulations, the institution must comply with all of the requirements of the revised regulations and is no longer subject to the provisions of the former CRA regulations.

       The Bank has a current rating of "satisfactory" CRA compliance, and believes that it would not have received any lower rating if the regu-lations had been in effect when the Bank was last examined for CRA compliance in the fourth quarter of 1994.

       The United States Congress has periodically considered legislation which could result in further deregulation of banks and other financial institutions. Such legislation could result in further relaxation or elimination of geographic restrictions on banks and bank holding companies and increase the level of direct competition with other financial institutions, including mutual funds, securities brokerage firms, investment banking firms and other entities. The effect of such legislation on the Company and the Bank cannot be determined at this time.


ACCOUNTING PRONOUNCEMENTS

       In December 1991, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments." SFAS No. 107 requires entities such as the Company to disclose, either in the body of its financial statements or in accompanying notes, the "fair value" of financial instruments for which it is "practicable to estimate that value." Most deposit and loan instruments issued by financial institutions, however, are subject to SFAS No. 107, and its effect on the Company is to require financial statement disclosure, in addition to their carrying value, of the fair value of most of the assets and liabilities of the Company. These disclosures apply to off-balance sheet financial instruments as well as those recorded on the balance sheet. Excluded from the disclosure requirement, among other types of instruments, are most employee benefit plan obligations, insurance contracts, leases, warranties, minority and equity interests in consolidated subsidiaries, and other investments accounted for under the equity method. The provisions of SFAS 107 were effective for the Company as of December 31, 1994.

       The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". The cumulative effect of adopting SFAS No. 109 on the Company's financial statements as of January, 1993 was to increase income from continuing operations by $250,000($.06 per share).

       SFAS 109 applies the asset and liability method in accounting for income taxes. The provision for income tax is comprised of the current year tax expense and the net change in deferred tax assets and liabilities as of the balance sheet date. Deferred tax assets and liabilities are calculated by applying the income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. Deferred tax assets are reduced by a valuation allowance for any tax benefits to the extent that, in the opinion of management, are unlikely to be realized.

       In October, 1994, the FASB issued SFAS No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments."
The Company adopted SFAS No. 119 as of December 31, 1994. SFAS No. 119 requires disclosures about derivative financial instruments----futures, forward, swap, and option contracts, and other financial instruments with similar characteristics. It requires disclosures about amounts, nature, and terms of derivative financial instruments that are not subject to SFAS No. 105, "Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of
Credit Risk", because they do not result in off-balance-sheet risk of accounting loss. This statement requires disaggregation of information about financial instruments with off-balance-sheet risk of accounting loss by class, business activity, risk, or other category that is consistent with the management of those instruments. It also requires that fair value infor-mation be presented without combining, aggregating, or netting the fair value of derivative financial instruments with the fair value of nonderivative financial instruments. As of December 31, 1994, the Bank has no derivative financial instruments that would be subject to such disclosures.

       In March 1995, the FASB issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 121 establishes standards for accounting for the impairment of long-lived assets, certain identifiable intangibles and goodwill. It does not apply to financial instruments, long-term customer relationships of a financial institution (e.g. core deposit intangibles), mortgage and other servicing rights, or deferred tax assets. This standard ill be effective for the Company beginning January 1, 1996. The Company has determined that the effect of adoption of this standard will not be material.

       In May 1995, the FASB issued SFAS No. 122, "Accounting for Mortgage Servicing Rights," which must be adopted by the Company effective January 1, 1996. SFAS No. 122 requires that the Company recognize as separate assets rights to service mortgage loans for others, whether those servicing rights are originated or purchased. Previously, only purchased servicing rights were capitalizable as an asset whereas internally originated rights were expensed. SFAS No. 122 also requires that capitalized servicing rights be assessed for impairment based on fair market value, rather than an estimate of undiscounted future cash flows. The Company has determined that the effect of adoption of this standard will not be material.

       In October, 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 establishes accounting and disclosure requirements using a fair value method of accounting for stock based employee compensation plans. Under SFAS No. 123, the Company may either adopt the new fair value based accounting method or continue the intrinsic value based method and provide proforma disclosures of net income and earnings per share as if the accounting provisions of SFAS
No. 123 has been adopted. The Company plans to adopt only the disclosure requirements of SFAS No. 123 and such adoption will have no effect on the Company's consolidated net earnings or cash flows.

ITEM 2.                 PROPERTIES.

       The Company's principal office, the main office of the Bank, and other administrative offices of the Company and the Bank are located at 5 Sierragate Plaza, Roseville, California in a three-story office building. The Company leases approximately 40,000 square feet of space pursuant to a triple net lease maturing in May of 1999 which provides for monthly rental of $59,605 with annual increases based on increases in the Consumer Price
Index (not to exceed 6% per year) for the balance of the term. The lease was entered into on June 9, 1989, and may be extended by the Company for an additional period of ten years at the fair market rental at that time.
The Bank subleases the rentable square feet from the Company at the same triple net rental rate.

       The Citrus Heights office of the Bank is located at 7777 Sunrise Boulevard, Citrus Heights, California. The Company entered into a seven-year lease commencing January 16, 1989, with an option to renew for an additional five years. The banking is a free-standing facility of approximately 3,969 square feet in a shopping center. The lease provides for a monthly rental of $8,552 with annual increases based on increases in the Consumer Price Index (not to exceed 6% per year) for the balance of the term. The Company is also responsible for its pro-rata share of the operating costs of the shopping center. In January 1996, the Company extended the lease for one-year expiring in January 1997, at which time the term of the lease will be month to month terminable by either party with a ninety day notice.

       The San Francisco loan production office is located at 220 Sansome Street, Suite 220, San Francisco, California. This 3,229 square feet of office space is leased by the Bank pursuant to a month to month lease which calls for rental payments of $5,187 per month. The lease is terminable by either party with one month notice.

ITEM 3.  LEGAL PROCEEDINGS.

       Neither the Company nor any of its subsidiaries is a party to, nor is any of their property the subject of, any material pending legal proceedings other than ordinary routine litigation incidental to their respective busi-nesses nor are any such proceedings known to be contemplated by governmental authorities.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by the report.

                                  PART II

ITEM 5

MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY

AND RELATED SHAREHOLDER' MATTERS

       The Company's common stock (symbol: "SRBC") is traded on the Nasdaq National Market (NNM). The common stock was first included in the Nasdaq stock market on May 25, 1989, and was first quoted on October 3, 1989. The prices shown below are high and low sale prices.

             Price of Common Stock

                                1995                  1994

       Quarter             High      Low         High       Low

       First               $2.00     $1.50       $3.75     $3.25

       Second               2.88      1.63        3.38      2.00

       Third                3.63      2.50        2.75      2.00

       Fourth               3.00      2.25        2.25      1.50


       At December 31, 1995, there were approximately 1000 holders of record of the Company's common stock.

       The Company has not paid any cash dividend on its common stock since 1984. The shareholders of the Company are entitled to receive dividends when and as declared by its Board of Directors, out of funds legally available therefor, subject to the restrictions set forth in the California General Corporation Law ("Corporation Law"). The Corporation Law provides that a corporation may make a distribution to its shareholders if the corpor-ation's retained earnings equal at least the amount of the proposed distri-bution. The Corporation Law further provides that, if sufficient retained earnings are not available for the proposed distribution, a corporation may nevertheless make a distribution to its shareholders if it meets two condi-tions, which generally stated are as follows: (i) the corporation's assets equal at least 1 1/4 times its liabilities; and (ii) the corporation's current assets equal at least its current liabilities or, if the average of the corporation's earnings before taxes on income and before interest expense for the two preceding fiscal years was less than the average of the corporation's interest expense for such fiscal years, then the corporation's current assets must equal at least 1 1/4 times its current liabilities.

       The Federal Reserve Board has issued a policy statement that a bank holding company should not declare or pay a cash dividend to its shareholders if the dividend would place undue pressure on the capital of its subsidiary banks or if the dividend could be funded only through additional borrowings or other arrangements that might adversely affect the financial position of the bank holding company. In addition, a bank holding company may not continue its existing rate of cash dividends on its common stock unless its net income is sufficient to fully fund each dividend and its prospective rate of earnings retention appears consistent with its capital needs, asset quality, and over-all financial conditions.

       The payment of cash dividends by the Company is also further restricted by the terms of the voluntary agreement with the regulators as discussed in "Management's Discussion and Analysis - of Financial Condition and Results of Operations - Regulatory Matters."

       The primary source of funds for payment of dividends by the Company is the receipt of dividends from the Company's subsidiaries. Under California law, the Board of Directors of the Bank may declare a cash dividend up to an amount which is equal to the lesser of (i) retained earnings of the bank or
(ii) the bank's net income for its last three fiscal years, less the amount of any distributions made to shareholders during such period. If the above test is not met, cash dividends may be paid with the prior approval of the California Superintendent of Banks in an amount which does not exceed the greater of (i) the retained earnings of the Bank, (ii) the net income of the Bank for its last fiscal year, or (iii) the net income of the Bank for its current fiscal year. Under these restrictions, the Bank cannot currently pay dividends.


ITEM 6.                 SELECTED FINANCIAL DATA

SUNRISE BANCORP AND SUBSIDIARIES
SELECTED CONSOLIDATED FINANCIAL DATA


(dollar amounts in thousands, except per share amounts)





                                          1995       1994       1993       1992       1991
Operations for the period:              -------    -------    -------    -------    -------

   Total interest income                $10,134    $12,200    $13,749    $15,697    $21,126
   Total interest expense                 3,622      3,373      2,618      4,485      9,852

     Net interest income                  6,512      8,827     11,131     11,212     11,274

  Provision for loan losses                  --     (2,668)    (7,700)    (1,720)    (1,250)
  Non Interest income (1)                   111      2,587      4,547     11,907      6,919
  Non Interest expenses                  (8,142)   (13,249)   (15,211)   (14,920)   (13,684)
  Provision for income taxes                 (1)     1,461      3,065     (2,876)    (1,339)

     Net income (loss) before
       extraordinary item and cumulative effect
       of change in accounting principle (1,520)    (3,042)    (4,168)     3,603      1,920
  Cumulative effect of a change in
    accounting principle (2)                                     (250)            -          -
     Net income (loss)                  ($1,520)   ($3,042)   ($3,918)    $3,603     $1,920

  Per share amounts:
  Net income (loss)  before cumulative effect
       of change in accounting principle ($0.36)    ($0.71)    ($0.98)     $0.85      $0.49

  Net income (loss)                      ($0.36)    ($0.71)    ($0.92)     $0.85      $0.49

  Weighted average shares outstanding     4,263      4,263      4,263      4,252      3,915


Balances at end of period:
  Interest bearing deposits,
    federal funds sold and
    securities purchased under
    agreement to resell, and
    investment securities               $49,273    $54,040   $127,891    $96,862    $41,890

  Mortgage loans held for sale            -          -        $35,812       $163    $59,474

     Net loans                          $64,260    $77,189   $110,529   $116,957   $124,546

  Total assets                         $120,984   $146,500   $307,155   $245,251   $268,662

  Time deposits of
    $100,000 or more                    $10,183     $7,637    $18,572     $6,161     $7,123

  Total deposit liabilities            $103,883   $116,943   $284,869   $219,244   $203,401

  Shareholders' equity                  $16,489    $18,009    $21,051    $24,972    $21,129

  Book value per share                    $3.87      $4.22      $4.93      $5.87      $5.40


Financial ratios:
  Return on average assets                (1.13)%    (1.52)%    (1.57)%     1.48 %     0.84 %
  Return on average equity                (8.49)%   (15.27)%   (15.55)%    16.16 %    10.26 %
  Net interest margin                      5.16 %     4.88 %     5.14 %     5.30 %     5.40 %
  Average equity to average assets        13.29 %     9.93 %    10.12 %     9.19 %     8.18 %
  Leverage ratio (Bank)                    0.00 %     8.42 %     6.71 %    10.29 %     9.21 %
  Net chargeoffs to average loans          2.21 %     3.98 %     4.31 %     0.42 %     0.86 %
  Non performing loans to total loans      4.97 %     9.05 %     4.57 %     3.89 %     3.01 %
  Allowance for loan losses to
    total loans                            3.75 %     5.11 %     4.83 %     2.67 %     1.71 %
Earnings to fixed changes                (18.67)%   (22.96)%   (25.76)%    24.15 %    14.03 %

(1) In 1992 the Company sold its wholly-owned subsidiary Western Sunrise Mortgage Corporation, gain of $7,242,000 on the sale.

(2)  Adoption of Statement of Financial Accounting Standards No. 109 "Accounting for Income Ta


 SELECTED QUARTERLY FINANCIAL DATA
            (Unaudited)


                                              FOR THE QUARTER ENDED

(Dollar Amounts in Thousands)       03/31/95 06/30/95 09/30/95 12/31/95 03/31/94 06/30/94
09/30/94 12/31/94
Interest income                     $2,679     $2,659   $2,505   $2,291   $3,439   $3,213
$2,842   $2,705
Interest expense                       879        892      940      911      750      760
923      940
      net interest income            1,800      1,767    1,565    1,380    2,689    2,453
1,919    1,765
Provision for loan losses                -          -        -        -      401    2,007
100      160
Other income                            93        118      117      117    1,187      688
664       48
Other expense (1)                    1,802      1,929    1,827    2,918    3,909    3,285
3,810    2,245
income (loss) before provision
     for income taxes and
    cummulative effect of a change
    in accounting principle             91        (44)    (145)  (1,421)    (434)  (2,151)
(1,326)    (592)

Provision (Benefit) for income taxes    38         (3)     (34)      --     (179)    (777)
(420)     (85)


Net income (loss)                      $53       ($41)   ($111) ($1,421)  ($255)  ($1,374)
($906)   ($507)

Net Income (loss) per share          $0.01     ($0.01)  ($0.03)  ($0.33) ($0.06)   ($0.32)
($0.21)  ($0.12)

(1) The increase in other expenses for the quarter ended 12-31-95 was attributable to a valuation reserve of $70
      a loss on securities sold of $348,000.




ITEM 7

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

       The following information concerns the consolidated financial condi-tion and results of operations of Sunrise Bancorp and its subsidiary (together the "Company") for the years ended December 31, 1995, 1994 and 1993. Sunrise Bancorp's wholly-owned subsidiary is Sunrise Bank of California ("Bank").
This information should be read in conjunction with the Selected Consolidated Financial Data and the Consolidated Financial Statements and Notes thereto set forth in this report.

Summary of Operations

       The Company recorded a consolidated net loss of $1,520,000 ($0.36 per share), for the year ended December 31, 1995, as compared to a net loss of $3,042,000 ($0.71 per share) in 1994, and a net loss of $3,918,000 ($0.92 per share) in 1993. The pretax net loss of $1,520,000 in 1995, as compared to $4,503,000 in 1994, was due to a reduction in non interest expenses of $5,107,000, a reduction in the provision for loan losses of $2,668,000, offset by a decrease in net interest income of $2,315,000 and a decrease in interest income of $2,476,000. The decrease in pretax net loss of $2,730,000 in 1994 from 1993 in was due to a reduction in the provision for loan losses of $5,032,000, offset by a decrease in net interest income of $2,304,000, a decrease in non interest income of $1,960,000 and a decrease in non interest expenses of $1,962,000.

       The following table illustrates the net income (loss) of the Company and the Bank on a stand-alone basis for the years ended December 31, 1995, 1994 and 1993:

(dollar amounts in thousands)         1995      1994      1993

Sunrise Bancorp                   $  ( 73)  $  ( 49)     $(125)

Sunrise Bank of California         (1,447)   (2,993)    (3,793)


Net Interest Income

       Net interest income, the difference between interest earned by the Company on its earning assets, and interest paid on deposits and other borrowings, is the most significant component of the Company's revenue. Net interest income decreased $2,315,000, or 26% between 1995 and 1994. This decrease was the result of a decrease in total interest income of $2,066,000 and an increase in interest expense of $249,000. In 1994, net interest income decreased by $2,304,000, or 21%, over 1993. This decrease was the result of a decrease in total interest income of $1,549,000 and a decrease in interest expense of $1,867,000.

       The decrease in total interest income of $2,066,000 in 1995 from 1994 was comprised of approximately $3,984,000 attributable to the $54,940,000 decrease in average interest earning assets in 1995. This was offset by a $1,918,000 increase attributable to increased yields on interest earning assets of 130 basis points (100 basis points is equal to 1%). The decrease in total interest income of $1,549,000 in 1994 over 1993 consisted of a $2,516,000 decrease associated with a $35,540,000 decrease in average interest earning assets and an increase of $967,000 associated with the increase in yield of 40 basis points. The total yield on average earning assets in 1995 was 8.0% compared to 6.7% in 1994 and 6.3% in 1993. In 1995, average loans, including mortgage loans held for sale, were 59% of average earning assets compared to 62% in 1994 and 68% in 1993. In 1995 and 1994, average loans declined as a percentage of earning assets as a result of decreased mortgage banking activities, a concentrated effort to reduce problem loans and generally weak loan demand.

       In 1995, the Bank restructured its deposit mix. The increase of $249,000 in total interest expense in 1995 over 1994 was comprised of a $380,000 decrease related to the $10,715,000 decrease in total average interest bearing liabilities and an increase of $629,000 related to an increase of 60 basis points in the effective interest costs on deposits.
In 1994 total interest expense increased by $755,000 from 1993. This increase was comprised of a $787,000 increase related to the $25,594,000 increase in average interest bearing liabilities and a decrease of 10 basis points or $32,000 related to the effective interest costs on deposits.
The average balances of noninterest bearing deposits decreased to $21,004,000 in 1995, from $73,332,000 in 1994, and from $142,855,000 in 1993. The decreases in noninterest bearing deposits are mainly due to decreases in balances of entities that by nature of their businesses have fluctuations in their deposits, such as title companies.

       Also impacting interest income was the relatively high level of nonperforming assets which amounted to $4,009,000 at December 31, 1995, compared to $10,563,000 at December 31, 1994, and $8,100,000 at December 31, 1993. The negative impact of the Company's nonperforming assets resulted in a reduction in interest income as interest foregone on nonperforming assets totaled $340,000 in 1995, $516,000 in 1994, and $603,000 in 1993.

ANALYSIS OF NET INTEREST EARNINGS


The following table sets forth average assets, major deposit categories, other liabilities and shareholders' equity; interest income earned and interest expense paid; average rates earned and expensed and the net interest margin for the years ended December 31, 1995, 1994, and 1993:


(dollar amounts in thousands)                 1995                          1994
                                    Average            Average    Average           Average
                                    Balance  Interest    Yield    Balance  Interest   Yield
                                   --------  --------  -------    -------  -------- -------
Assets:
  Interest earning assets:
    Loans (1)                       $74,341   $7,110     9.6 %   $103,916  $8,120      7.9 %
    Mortgage loans held for sale          -        -       -        8,436     519      6.2
    Investment securities            46,830    2,747     5.9       57,281   3,161      5.6
    Federal funds sold and securities
      purchased under agreements to
       resell                         4,949      277     5.6       11,367     398      3.6
    Interest bearing deposits             -        -       -           60       2      2.4
                                    -------   ------    ----     --------   -----      ---
      Total interest earning assets 126,120   10,134     8.0 %    181,060   2,200      6.7
                                              ------    ----               ------      ---
  Allowance for loan losses          (3,624)                       (5,795)
  Cash and due from banks             5,700                        15,743
  Premises and equipment and other
     assets                           6,520                         9,718
                                   --------                       --------
                                   $134,716                       $200,726
                                   ========                       ========

Liabilities and Shareholders' Equity:
  Interest bearing liabilities:
    Savings accounts                 $1,037      $28     2.7 %     $1,801    $48       2.7 %
    Interest checking accounts       35,227      960     2.7       24,966    694       2.8
    Money market deposit accounts    28,049      862     3.1       45,154  1,131       2.6
    Time deposits of $100,000 or more 9,355      549     5.9       11,675    481       4.2
    Other time deposits              19,447    1,104     5.7       14,971    623       4.2
    Other borrowings                  2,155      119     5.5        7,418    396       5.4
                                     ------    -----     ---      -------  -----       ---
      Total interest bearing
         liabilities                 95,270    3,622     3.8      105,985  3,373       3.2
                                              ------     ---               -----       ---
  Demand deposits                    21,004                        73,332
  Other liabilities                     536                         1,484
                                    -------                       -------
      Total liabilities             116,810                       180,801
 Shareholders' equity                17,906                        19,925
                                   --------                      --------
                                   $134,716                      $200,726
                                   ========                      ========
                                                         ---                           ---
Net interest income and margin (2)            $6,512     5.2 %           $8,827        4.9 %
                                              ======     ===             ======        ===

(dollar amounts in thousands)                 1995
                                    Average            Average
                                    Balance  Interest    Yield
                                   --------  --------  -------
Assets:
  Interest earning assets:
    Loans (1)                      $122,639   $9,203      7.5 %
    Mortgage loans held for sale     24,400    1,616      6.6
    Investment securities            42,651    2,127      5.0
    Federal funds sold and securities
      purchased under agreements to
       resell                        28,823      799      3.0
    Interest bearing deposits            87        4      4.6
                                    -------   ------     ----
      Total interest earning assets 216,600   13,749      6.3 %
                                              ------     ----
  Allowance for loan losses          (3,256)
  Cash and due from banks            27,703
  Premises and equipment and other
     assets                           8,003
                                   --------
                                   $249,050
                                   ========

Liabilities and Shareholders' Equity:
  Interest bearing liabilities:
    Savings accounts                 $1,894      $62      3.3 %
    Interest checking accounts        4,292       90      2.1
    Money market deposit accounts    45,789    1,288      2.8
    Time deposits of $100,000 or more13,182      531      4.0
    Other time deposits              13,654      591      4.3
    Other borrowings                  1,580       56      3.5
                                     ------    -----      ---
      Total interest bearing
         liabilities                 80,391    2,618      3.3
                                              ------      ---
  Demand deposits                   142,855
  Other liabilities                     603
                                    -------
      Total liabilities             223,849
 Shareholders' equity                25,201
                                   --------
                                   $249,050
                                   ========
                                                          ---
Net interest income and margin (2)           $11,131      5.1 %
                                             =======      ===



(1) Average loans includes nonaccrual loans.
(2) Net interest margin is computed by dividing net interest income by total average interest earning assets.

The following table shows the approximate effect of volume and rate changes on net interest income for the years ended December 31, 1995, 1994, and 1993. Changes which are the combined result of volume and rate changes are allocated proportion to the volume and rate changes.

(dollar amounts in thousands)                      1995 vs. 1994               1994 vs. 1993
                                             -----------------------     ----------------------
                                             Volume    Rate    Total     Volume    Rate   Total
                                             ------ ------- --------   --------   ----- -------
Increase (decrease) in interest income:
  Loans                                    ($2,587) $1,577  ($1,010)   ($1,663)   $580  ($1,083)
  Mortgage loans held for sale                (519)     -      (519)    (1,004)    (93)  (1,097)
  Investment securities                       (586)    172     (414)       766     268    1,034
  Federal funds sold and securities
    purchased under agreements to resell      (290)    169     (121)      (614)    213     (401)
  Interest bearing deposits                     (2)     -        (2)        (1)     (1)      (2)
                                            -------  -----   -------    -------    ----  -------
                                            (3,984)  1,918   (2,066)    (2,516)    967   (1,549)
                                            -------  -----   -------    -------    ----  -------
Increase (decrease) in interest expense:
  Savings accounts                             (20)      -      (20)        (3)    (11)     (14)
  Interest checking accounts                   291     (25)     266        566      38      604
  Money market deposit accounts               (478)    209     (269)       (26)   (131)    (157)
  Time deposits of $100,000 or more           (108)    176       68        (88)     38      (50)
  Other time deposits                          219     262      481         42     (10)      32
  Other borrowings                            (284)      7     (277)       296      44      340
                                           -------- ------  --------   --------   ----- --------
                                              (380)    629      249        787     (32)     755
                                           -------- ------  --------   --------   ----- --------
    Change in net interest income          ($3,604) $1,289  ($2,315)   ($3,303)   $999  ($2,304)
                                           ======== ======  ========   ========   ===== ========


Provision for Loan Losses

       At December 31, 1995, the allowance for loan losses was $2,505,000 or 3.75% of outstanding loans. Due to the decrease in total loans and improved asset quality, no provisions were added to the allowance for loan losses in 1995. Provisions for loan losses amounted to $2,668,000 in 1994 and $7,700,000 in 1993. Net charge-offs of $1,646,000 were recognized in 1995 as compared to $4,132,000 in 1994 and $529,000 in 1993. For further discussion of the Bank's loan portfolio, see "Loan Portfolio Risk Elements and Summary of Loan Loss Experience".

Non Interest Income

       Non interest income is comprised of service charges and fees and various non-recurring items. Service charges and fees and other income decreased $242,000 or 35% in 1995 compared to a decrease of $684,000 or 50% in 1994.
These decreases were primarily due to decreased deposit accounts. In 1993, other income included $614,000 in non-recurring income relating to a settlement between the Company and its former independent auditors.

       Prior to 1995, the Company's mortgage banking operations generated gains on sales of mortgage loans and loan servicing income. Due to the decline in real estate refinancing activity in California, the Company strategically chose to cease these operations in 1994. Total mortgage loans originated in 1994 were $123,537,000, total mortgage loans sold were $162,168,000 and the total gains on the sale of these mortgage loans and their servicing were $1,828,000. These same totals for 1993 were $334,633,000, $281,908,000 and $2,888,000, respectively.

       Losses on sales of investment securities were $334,000 for 1995, none for 1994, and there was a gain of $228,000 in 1993. The losses in 1995 were due to the sale of $28,000,000 in investment securities. The sale of these long-term mortgage-backed securities in 1995 was a strategic decision to restructure the investment portfolio. The Company is now able to manage the balance sheet with greater flexibility and improved interest rate risk and liquidity positions.

Non Interest Expense

       Non interest expense is comprised of salaries and employee benefits, occupancy, furniture and fixture and other overhead related expenses. Total non interest expense decreased $5,107,000 or 39% in 1995 when compared to 1994, and decreased $1,962,000 or 13% in 1994 when compared to 1993.

       Salaries and employee benefit expenses represent one of the largest components of non interest expense. In 1995, salaries and employee benefits expense decreased $2,366,000 or 44% over 1994. In 1994, salaries and employee benefits costs decreased $1,184,000 or 18% when compared to 1993. The decreases in both 1995 and 1994, were due to the restructuring of the Bank's mortgage banking operations and other reductions in personnel costs.

       Occupancy expense increased by $115,000 or 10% in 1995, when compared to 1994. This increase is attributable to the write-down to market value on office spaces subleased to outside parties. In 1994, occupancy expense decreased $123,000 or 9% when compared to 1993, which decrease was related to the restructuring of the Bank's mortgage banking operations.

       Furniture and equipment expense decreased $384,000 or 40% in 1995 when compared to 1994, attributable to decreased depreciation expense and decreased equipment maintenance and repairs. In 1994, furniture and equipment expense increased by $26,000 or 3% when compared to 1993, attributable to increased equipment maintenance.

       Other expense decreased by $2,472,000 or 43% in 1995 compared to 1994. All categories of other expenses, except other real estate owned expenses, decreased due to an aggressive expense reduction plan and the decreased asset size of the Bank. Other real estate owned expenses increased $343,000 due to increasing a valuation allowance for possible other real estate owned losses. Other expense decreased by $681,000 or 10% in 1994 compared to 1993. The major components of this decrease include a decrease of $975,000 or 55% in professional fees which included legal, accounting and consulting fees, and an increase of $166,000 or 10% in other expenses mainly due to increased expenses on other real estate owned.


Income Taxes

       Due to a limitation on the utilization of tax benefits, no tax benefit was recorded for 1995. The Company's effective tax rate (benefit) was zero in 1995, (32.47%) in 1994 and (42.4%) in 1993.

    The 1994 income tax benefit was attributable to a loss of $4,503,000 before income taxes. In 1993, the income tax benefit was attributable to a loss of $7,233,000 before income taxes and the cumulative effect of a change in accounting principle. As more fully discussed in Notes 2 and 11 to the Consolidated Financial Statements, the Company adopted Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes", on a prospective basis in 1993. Included within the Consolidated Statement of Operations for the year ended December 31, 1993 is a tax benefit of $250,000 which represents the cumulative effect of this change in accounting principle.


Loan Portfolio Risk Elements and Summary of Loan Loss Experience

       The risk of loss is intrinsic to the lending process. While manage-ment endeavors to minimize this risk, management also recognizes that loan losses will be experienced and that the amount of losses will fluctuate depending upon economic conditions and other factors. The Company manages the risk of its loan portfolio through various control procedures. In addi-tion to the initial credit evaluation of an individual borrower, risk is monitored and controlled by the ongoing review of the portfolio by lending officers, the credit administration department and senior management. Risk is further mitigated through the application of lending procedures such as the holding of adequate collateral, establishment of contractual guarantees and maintenance of compensating balances.

       The allowance for loan losses is maintained at a level that management of the Bank considers to be adequate to provide for losses that reasonably can be anticipated. The allowance is increased by charges to operating expense and reduced by net charge-offs. The level of the allowance for loan losses is based on management's evaluation of potential losses in the loan portfolio, as well as prevailing and anticipated economic conditions. Ongoing internal and external reviews of the loan portfolio are designed to identify problem loans and to periodically reevaluate the adequacy of the allowance.

The reviews take into consideration both current and anticipated developments applicable to the borrowers and to the economy. In its quarterly evaluation of the adequacy of the allowance, the Board of Directors, in consultation with senior management, considers the conclusions reached in these reviews and also considers the results of examinations made by regulatory agencies and the reviews of the Company's independent public accountants.

       Management's judgement as to the adequacy of the allowance is necessar-ily based upon approximation of factors which are beyond the control of the Bank, including economic conditions. In assessing adequacy and the alloca-tion of reserves to loan categories, management considers the Bank's histor-ical loan loss experience, the amount of past due and non-performing loans, internal loan status reports, the current size and composition of the loan portfolio, evaluations made by Bank regulatory authorities, expectations of future economic conditions and their impact on particular industries and specific borrowers, and evaluation of the collateral underlying secured loans. Set forth below is an analysis of the allowance for loan losses for each of the last five years ending December 31, 1995.

(dollar amounts in thousands)           1995     1994      1993     1992       1991

Balance at  beginning of period        $4,151   $5,615    $3,205   $2,174     $2,129

Charge-offs:

  Commercial                               17    1,482     2,426      239        602

  Real estate:

    Construction and land development   1,266    1,894     2,291      686        441

    Mortgage                              301      132       442       20          -

    Other                                   -      512         -      179          -

  Consumer installment                    208      161       175      120        259

  Direct lease financing                    -        -         -        -          1

  Other loans                              29       15        21       34         17

    Total charge-offs                   1,821    4,196     5,355    1,278      1,320

Recoveries:

  Commercial                               24       6          -      472        110

  Real estate - Construction and
      land development                     51      36         30       90          3

  Consumer installment                    100      21         28       40          1

  Other loans                               -       1          7        2          1

    Total recoveries                      175      64         65      604        115

    Net charge-offs                     1,646   4,132     5,290       674      1,205


Provision charged to operations             -   2,668     7,700     1,720      1,250

Allowance disposed in sale of Western       -       -         -       (15)         -

    Balance at end of period           $2,505   $4,151   $5,615    $3,205     $2,174


Net chargeoffs as a percentage of
    average loans                        2.22%    3.98%   4.31%     0.42%       0.86%


Allowance for loan losses as a
percentage of total outstanding loans    3.75%    5.11%   4.83%     2.67%       1.71%

The table below sets forth the allocation of the allowance for loan losses by loan type as of
December 31 for the years specified.  The allocation to individual categories of loans includes amounts applicable to specifically identified as well as unidentified losses inherent in that segment of the loan portfolio and will necessarily change whenever management determines that the
risk characteristics of the loan portfolio have changed. Management believes that any breakdown
or
allocation of the allowance for loan losses into loan categories lends an appearance of exactness
which does not exist, in that the allowance is utilized as a single unallocated allowance available
for all loans and undisbursed commitments. The allocation below should not be interpreted as an indication of the specific amounts of loan categories in which future charge-offs may occur.





(dollar amounts in thousands)                     1995                1994              1993
                                            % of loans          % of loans        $ of loans
                                               in each             in each           in each
                                     Amount   category   Amount   category   Amount category

Balance applicable to:
   Commercial, consumer installment,
      direct lease financing and
      other loans                      $898      46.7%   $1,432     49.6%    $3,406    55.5%
   Real estate loans (including
      mortgage loans held for sale)   1,473      53.3%    2,521     50.4%     1,883    44.5%
   Unallocated                          134        -        198       -         326    -
                                     ------      -----   ------    ------    ------   ------
                                     $2,505     100.0%   $4,151    100.0%    $5,615   100.0%
                                     ======     ======   ======    ======    ======   ======
======     ======  ======    ======




(dollar amounts in thousands)                     1992                1993
                                            % of loans          % of loans
                                               in each             in each
                                     Amount   category   Amount   category

Balance applicable to:
   Commercial, consumer installment,
      direct lease financing and
      other loans                    $2,125      49.1%    $728     30.7%
   Real estate loans (including
      morgage loans held for sale)      530      50.9%     336     69.3%
   Unallocated                          550        -     1,110       -
                                     ------     ------   -----    ------
                                     $3,205     100.0%  $2,174    100.0%
                                     ======     ======  ======    ======



       Interest income on loans is normally accrued on the principal balance outstanding. When reasonable doubt arises as to the ability of the borrowers to meet their contractual interest payment schedule, the Bank's policy is generally to discontinue the accrual of interest and reverse any accrued but unpaid amounts not viewed as ultimately collectible. Loans, where payments are past due ninety days or more, continue to accrue interest only when management believes collectability of principal and interest is probable, and the loan is well collaterized and in the process of collec-tion. Loans are restored to an accrual basis only when the borrower has demonstrated the ability to make future payments of principal and interest.

       The following table sets forth certain information concerning all nonperforming assets at December 31 for each of the last five years:

(dollar amounts in thousands)   1995    1994    1993    1992     1991
                                ----    ----    ----    ----     ----
Nonaccrual loans              $3,228  $7,347  $5,300  $4,504   $3,310
Loans past due 90 days or
  more and still accruing
  interest                        89       8      10     171      515
  Total nonperforming loans   $3,317  $7,355  $5,310  $4,675   $3,825
Nonperforming loans as a
   percentage of total loans   4.97%   9.05%   4.57%   3.89%    3.02%
Other real estate owned         $692  $3,208  $2,790  $4,785   $7,535

       At December 31, 1995, nonaccrual loans were comprised of loans to 19 borrowers. Five of the nonaccrual loans totaling $2,409,000 or 75% of total nonaccrual loans are secured by real estate. Four nonaccruing commercial loans total $210,000, or 6% of all nonaccrual loans. One real estate secured commercial loan in the amount of $145,000, or 69% of the commercial nonaccruing loans, was transferred to other real estate owned ("OREO") and liquidated with no loss of principal subsequent to 1995 year end. The remaining 10 loans totaling $609,000 or 19% of nonaccrual loans consist of loans to non-related borrowers. Of these loans, five totaling $540,000, are secured by residential real estate, of which one for $125,000 was transferred to OREO and liquidated with no loss of principal subsequent to 1995 year end. The remaining loans are to borrowers none of whose individual aggregate liability exceeds $30,000.

       The balance of OREO consists of three single family residences, one commercial office condominium, and one undeveloped parcel of land.

       The classification of a loan as nonaccrual does not necessarily indicate that the ultimate collection of the principal and interest is doubtful, particularly among secured real estate and commercial loans. However, management recognizes the lower quality and above-normal risk characteristics of these loans and therefore considers the potential risk of principal loss included in this category in evaluating the adequacy of the allowance for loan losses.

Liquidity

       The objective of liquidity management is to maintain sufficient cash flow to satisfy both changes in loan demand and deposit fluctuations while maximizing the yield available from the instruments being used. Liquidity is managed from both sides of the balance sheet. Liquid assets consist of cash and due from banks, federal funds sold, securities purchased under repurchase agreements and investment securities, that can be used as collateral for other borrowings. On the liability side of the balance sheet, liquidity is provided by core deposits, lines of credit, and other borrowings.

       Cash and cash equivalents equaled $32,726,000 and $6,367,000 at December 31, 1995 and 1994, and investment securities equaled $20,273,000 and $54,040,000 respectively. The increase in cash and cash equivalents in 1995 over 1994 was due to the sale of long-term mortgage-backed securities which enabled the Company greater flexibility to manage the balance sheet and improved interest rate risk and liquidity positions.

       One of the most important sources of the Bank's liquidity is its access to low cost demand deposits of businesses and consumers. These deposits totaled $13,808,000 and $29,206,000 at December 31, 1995 and 1994, and averaged $21,004,000 and $73,332,000 during 1995 and 1994, respectively. The decrease in core deposits is mainly due to decreases in average balances of entities that by the nature of their businesses have fluctuations in the amounts of core deposits, such as title companies.

       As an additional source of liquidity, the Bank is eligible to borrow funds on an overnight basis from the Federal Reserve Bank of San Francisco and several broker/dealers. The maximum available advance is dependent upon the amount of the Bank's investment securities and loans pledged to collateralize such borrowings. At December 31, 1994 the Bank had $10,548,000 borrowed against these lines. There were no borrowings against these lines at December 31, 1995.

Interest Rate Sensitivity

         Interest rate sensitivity is a measure of the relationship between a change in market interest rates and a resultant change in net interest income due to the repricing and/or maturity characteristics of the assets and liabilities of the Company. As a result of industry deregulation, banks can vary the rates and, to a limited degree, the terms of the deposits they offer in order to acquire the funds necessary for lending and other operations.
The rate the Bank pays on these deposits varies, but generally is set at a slight premium over the rates paid by large commercial banks. While the Bank cannot match each of its assets with specific funding sources, it does monitor the aggregate maturities and interest rate sensitivities of all its invest-ments, loans and deposits within specific time frames.

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

       The following table illustrates the repricing/maturity intervals of all interest earning assets and interest bearing liabilities over several time-frames. The table does not include noninterest-bearing accounts as they involve no explicit payment of interest. The table does not necessarily indicate the impact of general interest rate movement on net interest income since the repricing of various categories of assets and liabilities is subject to competitive pressures. Interest earning assets include (i) variable rate instruments which are presented in timeframes that correspond to the earlier of initial repricing dates or scheduled principal amortization maturity dates and (ii) fixed rate instruments which are presented in timeframes that correspond to scheduled principal amortization or maturity dates. All interest bearing liabilities other than time deposit carry variable rates of interest that are repriceable immediately. Time deposits are presented in timeframes that correspond to scheduled maturity dates.

(dollar amounts in thousands)
                                              3 months    3  - 12     1 to 5      after
December 31, 1995                   One day    or less     months      years    5 years
Totals
                                    -------   --------    -------     ------    -------
- ------

Interest earning assets:
  Loans                             $34,491    $18,052     $1,345     $9,347     $3,702
$66,937
  Investment securities                   -        506      1,350     18,417          -
$20,273
  Federal funds sold and securities
    purchased under resale agreements 5,000     24,000          -          -          -
29,000
                                    -------    -------     ------    -------     -------
- --------


    Total interest earning assets   $39,491    $42,558     $2,695    $27,764     $3,702
$116,210
                                    -------    -------     ------    -------     ------
- --------


Interest bearing liabilities:
  Savings accounts                   $1,131          -          -          -          -
$1,131
  Interest checking accounts         33,062          -          -          -          -
33,062
  Money market deposit accounts      25,721          -          -          -          -
25,721
  Time deposits of $100,000 or more       -      5,755      3,437        991          -
10,183
  Other time deposits                     -      7,268     10,057      2,653          -
19,978
  Other borrowings                        -          -          -          -          -

- -
                                    -------    -------    -------    -------    -------
- -------
    Total interest bearing
      liabilities                   $59,914    $13,023    $13,494     $3,644          -
$90,075

    Current gap                    ($20,423)   $29,535   ($10,799)   $24,120     $3,702
$26,135
                                    -------    -------    -------    -------    -------
- -------
    Cumulative gap                 ($24,423)    $9,112    ($1,687)   $22,433    $26,135
$26,135
                                    =======    =======    =======    =======    =======
=======

Maturities and interest sensitivies of the loan portfolio at December 31, 1995, are


                             One year    After one year   Greater than
                              or less    but before five  five years     Total
                             --------    ---------------  ------------  -------
Fixed and Floating Rate Loans
    Fixed rate                 $1,691             $9,347      $3,702    $14,740
    Variable rate              52,197                -           -      $52,197
                              -------    ---------------  ----------    -------
Total                         $53,888             $9,347      $3,702    $66,937
                              =======    ===============  ==========    =======



Impact of Inflation

       The consolidated financial statements and related financial information have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and results of operations in terms of historical dollars without regard to changes in the relative purchasing power of money over time. Unlike most industrial companies, all of the Company's assets and liabilities, other than premises and equipment, are monetary, and the Company has an excess of monetary assets over liabilities.

       While inflation causes a loss of purchasing power in the value of shareholders' equity for all banking organizations, of greater importance is the ability of a company, financial or industrial, to earn a real return on equity. The short-term monetary nature of the Company's assets and liabilities allows flexibility to adjust its required return on equity in relation to the level of inflation. Management does not believe that Inflation has had a substantial impact on the Company's operations to date.

Capital Resources

       The Federal Reserve Board established final risk-based and leverage capital guidelines for bank holding companies effective September 7, 1990. These guidelines are substantially similar to the regulations published by the Federal Deposit Insurance Corporation (the "FDIC") in March 1989 for state nonmember banks such as the Bank. The Federal Reserve Board ("FRB") guidelines and FDIC regulations created a framework wherein balance sheet assets and certain off-balance sheet commitments are weighted by risk and compared to capital. Capital is assigned to tiers with common equity included in Tier 1 capital and a portion of the allowance for credit losses included in Tier 2 capital or total capital. On December 31, 1995, the minimum required ratio for qualifying total capital was 8.0%, of which 4.0% must be Tier 1 capital. As of December 31, 1995, the Company's total capital and Tier 1 capital to risk-weighted asset ratios were 18.31% and 17.05%, respectively.

       As a supplement to the risk-based capital guidelines, the FRB and the FDIC adopted a 3% minimum leverage ratio of Tier 1 capital to average total assets. Banking organizations anticipating significant asset growth or which are not highly rated by their regulators are expected to maintain leverage ratios 1% to 2% in excess of minimum requirements. At December 31, 1995, the leverage ratios of the Company and the Bank were 11.75% and 10.98%, respectively.

       During 1992 and 1991, the Company issued 328,002 shares of common stock and warrants to purchase 218,668 shares of common stock through a private offering. On December 31, 1991, the Bank acquired the assets of an escrow accounting concern in exchange for 75,000 shares of common stock of the Company and warrants to purchase 50,000 shares of common stock of the Company. After adjusting for stock dividends, there are 296,206 shares subject to outstanding warrants at an exercise price of $4.54 per share. All the outstanding warrants expire on December 31, 1997. See Note 15 to the Consolidated Financial Statements for further discussion of these transactions.

       The Board of Directors is continuing to consider various strategies designed to enhance shareholder value, relating to a possible sale, merger or consolidation transaction with a third party. Smith and Crowley Inc., an investment banking firm, consultants and other professionals advise the Board of Directors in the process of determining the best interests of the Company and the Company's shareholders with respect to such possible transactions. The Company is currently engaged in discussions of expressions of interest from third parties relative to a possible sale, merger or consolidation transaction.

Regulatory Matters

       On April 14, 1993, the Bank entered into a Memorandum of Understanding with the Federal Deposit Insurance Corporation (the "FDIC") and the Superintendent of Banks of the State of California (the "Superintendent") to address various matters arising from an examination of the Bank conducted by the FDIC as of October 5, 1992. This Memorandum of Understanding super-seded the previous Memorandum of Understanding with the Bank dated July 16, 1991. As a result of a joint examination of the Bank conducted by the FDIC and the Superintendent as of the close of business October 25, 1993, and the conclusion of the FDIC and the Superintendent that the Bank was not in compli-ance with the requirements of the Memorandum of Understanding dated April 14, 1993, the Bank entered into a revised Memorandum of Understanding with the FDIC on May 17, 1994 (the "FDIC Memorandum") and the Bank entered into a regulatory agreement with the Superintendent on May 24, 1994, as amended on October 31, 1994 (the "State Agreement"). (The FDIC Memorandum and the State Agreement are referred to collectively as the "Agreements."). As a result of a joint examination of the Bank conducted by the FDIC and the Superintendent as of the close of business December 18, 1995, both Agreements were terminated.

       As a result of an examination of the Company conducted by the Federal Reserve Bank ("Reserve Bank") as of December 31, 1993, the Company entered into a Memorandum of Understanding with the Reserve Bank on September 2, 1994 (the "Reserve Bank Memorandum"). The Reserve Bank Memorandum requires the
Company: (i) to submit a policy for receiving dividends from the Bank; (ii) to submit a capital plan to improve and maintain an adequate capital position for the Company and the Bank; (iii) to submit a plan to manage the Company's and the Bank's growth; (iv) to submit annual budgets for the Company and the Bank; (v) to submit an explanation of certain management and service fees and other payments assessed or paid by the Bank to the Company since January
1, 1993, and adopt a policy addressing inter-corporate management and service fees and other payments and make any reimbursements to the Bank as may be required by the Reserve Bank; (vi) to obtain prior approval to declare or pay any dividends, engage in certain financial transactions, increase borrowings or incur debt, increase director fees, pay executive bonuses or execute renew or modify any employment or service contracts with executive officers, or otherwise acquire any of its shares of common stock; and (vii) to submit quarterly written progress reports and certain financial statements. The Reserve Bank Memorandum also requires the Company's Board of Directors; (i) to review performance on a quarterly basis, and to submit such reviews to the Reserve Bank; (ii) to submit a plan to improve the condition of the Bank and the Company; and (iii) to complete a study of employment contracts and executive officer compensation paid during 1993 and 1994. As a result of an examination of the Company conducted by the Reserve Bank as of December 31, 1994, the Reserve Bank memorandum remains in effect and unchanged. Management believes the Company is in substantial compliance with the terms and conditions of the Reserve Bank Memorandum.

SUNRISE BANCORP

Consolidated Statements of Condition
December 31, 1995 and December 31, 1994
(dollar amounts in thousands)
                                                        December 31        December 31
                                                               1995               1994
                                                        -----------        -----------
Assets
- ------

Cash and due from banks                                       $3,726            $6,367
Federal funds sold                                             1,000                -
Securities purchased under agreements to resell               28,000                -
                                                              ------            ------
      Total cash and cash equivalents                         32,726             6,367

Investment securities held to maturity (market value of       20,273            54,040
    $19,944 in 1995 and $49,803 in 1994)


Loans                                                         66,765            81,340
Less allowance for loan losses                                 2,505             4,151
                                                              ------            ------
    Net loans                                                 64,260            77,189
                                                              ------            ------
Premises and equipment                                           873             1,406
Other real estate owned                                          692             3,208
Other assets                                                   2,160             4,290
                                                            --------          --------
                                                            $120,984          $146,500
                                                            ========          ========
Liabilities and Shareholders' Equity

Deposit liabilities:
  Noninterest bearing                                        $13,808           $29,206
  Interest bearing                                            90,075            87,737
                                                             -------           -------
    Total deposit liabilities                                103,883           116,943

Borrowings                                                        -             10,548
Other liabilities                                                612             1,000
                                                             -------           -------
    Total liabilities                                        104,495           128,491

Shareholders' equity:
  Preferred stock, no par value. Authorized
    20,000,000 shares; none issued                                -                 -
  Common stock, no par value. Authorized
    20,000,000 shares; issued 4,263,298 shares
    in 1995 and 1994                                          18,327            18,327
  Deficit                                                     (1,838)             (318)
                                                              ------            ------

    Total shareholders' equity                                16,489            18,009
                                                             -------           -------
                                                            $120,984          $146,500
                                                            ========          ========


See accompanying notes to consolidated financial statements.

   SUNRISE BANCORP

 Consolidated Statements of Operations
 For the years ended December 31, 1995, 1994 and 1993

 (dollar amounts in thousands,
    except per share data)
                                                     1995     1994     1993
                                                     ----     ----     ----
 Interest income:
   Interest on loans                               $7,110   $8,120   $9,203
   Interest on mortgage loans held for sale             -      519    1,616
   Interest on investment securities                2,747    3,161    2,127
   Interest on Federal funds sold and repurchase
     agreements                                       277      400      803
                                                   ------   ------   ------
     Total interest income                         10,134   12,200   13,749
                                                   ------   ------   ------
 Interest expense:
   Interest on deposit liabilities                  3,503    2,977    2,566
   Interest on other borrowings                       119      396       52
                                                    -----    -----    -----
     Total interest expense                         3,622    3,373    2,618
                                                    -----    -----    -----
     Net interest income                            6,512    8,827   11,131
 Provision for loan losses                              -    2,668    7,700
                                                    -----    -----    -----
     Net interest income after provision for
       loan losses                                  6,512    6,159    3,431
                                                    -----    -----    -----
 Other income:
   Gain on sale of mortgage loans and servicing         -    1,828    2,888
   Service charges and fees                           402      584      747
   Loan servicing income                                -       72       60
  (Loss) gain on sale of investment securities       (334)       -      228
   Other                                               43      103      624
                                                    -----    -----    -----
     Total other income                               111    2,587    4,547

 Other expenses:
   Salaries and employee benefits                   2,954    5,320    6,504
   Occupancy                                        1,306    1,191    1,314
   Furniture and equipment                            579      963      937
   Other                                            3,303    5,775    6,456
                                                    -----   ------   ------
     Total other expenses                           8,142   13,249   15,211

 Net loss before provision for income taxes        (1,519)  (4,503)  (7,233)
 Provision (benefit) for income taxes                   1   (1,461)  (3,065)
                                                   ------   ------   ------
 Net loss before cumulative effect of a change
   in accounting principle                         (1,520)  (3,042)  (4,168)
 Cumulative effect of a change in accounting
   principle                                            -        -      250
                                                  -------  -------  -------
 Net loss                                         ($1,520) ($3,042) ($3,918)
                                                  =======  =======  =======
 Net loss per share before cumulative effect of a
   change in accounting principle                  ($0.36)  ($0.71)  ($0.98)
 Cumulative effect of a change in accounting
    principle                                          --       --     0.06
                                                   ------   ------   ------
 Net loss per share                                ($0.36)  ($0.71)  ($0.92)
                                                   ======   ======   ======

 See accompanying notes to consolidated financial statements.


                                                         SUNRISE BANCORP

                               Consolidated Statements of Shareholders' Equity
                           For the years ended December 31, 1995, 1994 and 1993


                                    Number of                                   Total
                                       Shares       Common                 Shareholders'
(dollar amounts in thousands)       Outstanding      Stock      Deficit        Equity
                                    -----------    -------      -------    -------------
Balances at December 31, 1992       4,060,637      $17,770       $7,202       $24,972

Common Stock Dividend including
   cash in lieu of fractional shares  202,661          557         (560)           (3)

Net loss                                   --           --       (3,918)       (3,918)
                                    ---------       ------       -------       -------
Balances at December 31, 1993       4,263,298       18,327        2,724        21,051

Net loss                                   --           --       (3,042)       (3,042)
                                    ---------       ------       -------       -------
Balances at December 31, 1994       4,263,298       18,327         (318)       18,009

Net loss                                   --           --       (1,520)       (1,520)
                                    ---------      -------      --------      --------
Balances at December 31, 1995       4,263,298      $18,327      ($1,838)      $16,489
                                    =========      =======      ========      ========

See accompanying notes to consolidated financial statements.

                                        SUNRISE BANCORP

                               Consolidated Statements of Cash Flows
                           For the years ended December 31, 1995, 1994 and 1993

      (dollar amounts in thousands)                                    Years Ended

                                                              1995        1994         1993
                                                              ----        ----         ----

   Operating activities:
      Net income (loss)                                    ($1,520)    ($3,042)     ($3,918)
      Adjustments to reconcile net income to net cash
         provided (used) by operating activities:
            Accretion of deferred loan fees and costs         (104)       (144)        (209)
            Mortgage loans originated for sale                  --    (123,537)    (314,669)
            Proceeds from sale of mortgage loans                --     162,168      281,908
            Gain on sale of mortgage loans                      --      (1,828)      (2,888)
            Loss on sale of available for sale securities      348          --         (223)
            Gain on sale of OREO                              (121)         --           --
            Provision for loan and other real estate owned   1,005       3,168        7,840
            Depreciation and amortization                      770       1,124       10,143
            Net change in other assets                       2,130       2,348       (3,900)
            Net change in other liabilities                   (388)       (235)         204
                                                             -----      ------       ------
               Net cash provided (used) by operating
                 activities                                  2,120      40,022      (25,712)
                                                             -----      ------       ------

   Investing activities:
      Purchases of investment securities                        --      (4,000)     (67,569)
      Proceeds for sales of available for sale securities   24,040          --       17,292
      Proceeds from maturities of held to maturities
         securities                                          9,142       7,484        9,278
      Net decrease (increase) in loans                       9,450      29,091       (4,017)
      Sale of other real estate owned                        5,215         807        4,809
      Net purchases of premises and equipment                   --         (85)        (750)
                                                             -----      ------       ------
           Net cash used in (provided by) investing
       activities                                           47,847      33,297      (40,957)
                                                            ------      ------      -------

   Financing activities:
      (Decrease) Increase in deposit liabilities           (13,060)   (167,926)      65,625
      Increase (decrease) in other borrowings              (10,548)     10,548           --
      Cash paid in lieu of fractional shares                    --          --           (3)
                                                            ------     -------       ------
          Net cash provided by (used in) financing
              activities                                   (23,608)   (157,378)      65,622
                                                            ------     -------       ------

   Increase (decrease) in cash and cash equivalents         26,359     (84,059)      (1,052)
   Cash and cash equivalents at beginning of period          6,367      90,426       91,478
                                                           -------      ------      -------
   Cash and cash equivalents at end of period              $32,726      $6,367      $90,426
                                                           =======      ======      =======

   Supplemental disclosures of cash flow information:
      Cash paid during the period for:
         Interest                                            3,607       3,343        2,619
                                                            ======      ======        =====
         Income taxes paid (refunded)                      ($1,320)    ($2,503)          $3
                                                            ======      ======        =====
   Supplemental schedule of noncash investing and financing
     activities:
      Other real estate owned acquired through foreclosure  $3,583      $1,788       $2,954
         securing loans                                     ======      ======       ======
      Stock Dividend                                                                    557
      Transfer of securities from held to maturity to      =======      ======       ======
        available for sale                                 $24,388         $--          $--
                                                           =======      ======       ======

   See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  NATURE OF OPERATIONS

       Sunrise Bancorp (the Company) is a bank holding company headquartered in Roseville, California. Sunrise Bank of California (the Bank), a wholly-owned subsidiary of the Company, is a full-service commercial bank chartered by the State of California with branches in Roseville and Citrus Heights and a loan production office in San Francisco. The Bank's business plan emphasizes service to the central California counties of Sacramento, Placer, Yolo and El Dorado. The Bank has concentrated on servicing middle market companies including those in the title insurance business and homeowner association management companies. One of the Bank's primary target markets is small to medium sized businesses, "small" is defined as revenues of less than $2.5 million, "medium" is defined as businesses with revenues between $2.5 million and $10 million. The Company itself does not engage in any business activities other than the ownership of the Bank.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       The accounting and reporting policies of the Company conform with generally accepted accounting principles and prevailing practices within the banking industry. The Company follows the accrual method of accounting.
Such principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The following is a summary of the most significant of the policies.

       (a) Financial Statement Presentation

       The consolidated financial statements include the accounts of Sunrise Bancorp and its wholly-owned subsidiary, Sunrise Bank of California. All intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications to the 1994 and 1993 financial statements were made to conform to the classifications used in the 1995 financial statements.

       (b) Investment Securities

       The Company accounts for investments in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115 "Accounting for Certain Investments in Debt and Equity Securities". This standard requires investment securities to be classified as either held to maturity, trading or available for sale. Management determines the appropriate classification of investment securities at the time of purchase and reevaluates such designation as of each balance sheet date. Debt securities are classified as held to maturity when the Company has the intent and ability to hold the securities to maturity.
Held to maturity securities are stated at cost, adjusted for amortization of premiums and accretion of discounts. Such amortization together with interest earned is included in interest income. Debt and equity securities that are bought and held for the purpose of selling them in the near term are classi-fied as trading securities and are reported at fair value, with unrealized gains and losses included in income. Debt and equity securities not classified as either held to maturity or trading securities are classified as available for sale securities and are reported at fair value, with unrealized gains and losses included as a separate component of shareholders' equity, net of tax. Gain or loss on sale of investment securities is recognized based on the specific identification method.

       (c)  Loans, Loan Fees and Interest Income

       Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their outstanding principal balances reduced by any charge-offs and net of any deferred fees or costs or unamortized premiums or discounts on purchased loans.

       Interest on loans is accrued as earned except where reasonable doubt exists as to the collectability of the interest, in which case the accrual of income is discontinued and any interest accrued but unpaid is reversed against current income. Interest on loans with principal past due ninety days or more continues to accrue only when management believes collectability of principal and interest is certain. Cash payments received on non-accrual loans are recognized as income only where the future collection of the recorded value of the loan is considered by management to be probable.

       The Company defers loan fees and certain direct loan origination costs, and subsequently recognizes such fees and costs as an adjustment of yield by the interest method based on the contractual terms of the loans.

       (d) Allowance for Loan Losses

       The allowance for loan losses is established through a provision charged to expense. Loans are charged off against the allowance when management believes the collection of loan principal is unlikely. The allowance is maintained at a level which management estimates to be adequate to provide for losses that can be reasonably anticipated, although ultimate losses may vary from estimates. In evaluating the adequacy of this allowance and in determining the provision to be charged to operating expense for each period, management considers such factors as historical loan loss experience, known problem loans, evaluations made by bank regulatory authorities and the assessment of economic conditions and other appropriate data to identify the risks in the loan portfolio.

       The Company adopted SFAS No. 114 "Accounting by Creditors for Impair-ment of a Loan" and SFAS 118 "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure" on January 1, 1995. SFAS No. 114 requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or as a practical expedient at the loan's observable market rate or the fair value of the collateral if the loan is collateral dependent. SFAS
No. 118 amends SFAS No. 114 to allow a creditor to use existing methods for recognizing interest income on impaired loans and requires certain information to be disclosed. Because the Company had previously calculated its allowance for loan and lease losses using methods approximating those prescribed in SFAS 114, the adoption of this standard did not have a material impact on the Company's financial position or results of operations.

       (e) Premises and Equipment

       Premises and equipment owned are stated at cost, less accumulated depreciation and amortization. Depreciation is computed on a straight-line basis over the estimated useful lives of three to ten years.

       (f)  Other Real Estate Owned

       Property acquired by the Company through foreclosure is initially recorded at the lower of (i) estimated fair market value less the cost to sell or (ii) cost at the date of foreclosure. At the time a property is acquired if the fair market value is less than the outstanding loan amount, any difference is charged against the allowance for possible loan losses. After acquisition, valuations of the properties are periodically performed and, if the carrying value of the property exceeds the fair market value less estimated costs to sell, a valuation allowance is established by a charge to operations. Subsequent increases in the fair market value may reduce or eliminate the allowance.

       Operating costs on foreclosed real estate are expensed as incurred. Costs incurred for physical improvements to foreclosed real estate are capitalized if the value is recoverable through a future sale.

       (g) Income Taxes

       The Company accounts for income taxes in accordance with SFAS
No. 109, "Accounting for Income Taxes". The cumulative effect of adopting SFAS No. 109 on the Company's financial statements as of January 1, 1993 was to increase income from continuing operations by $250,000 ($.06 per share).

       SFAS 109 applies the asset and liability method in accounting for income taxes. The provision for income tax is comprised of the current year tax expense and the net change in deferred tax assets and liabilities as of the balance sheet date. Deferred tax assets and liabilities are calculated by applying the income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. Deferred tax assets are reduced by a valuation allowance for any tax benefits to the extent that, in the opinion of management, are unlikely to be realized.

       (h) Net Loss Per Share

       Net loss per share is computed based on the weighted average number of shares of common stock outstanding. The total number of shares of outstanding common stock was 4,263,298 as of December 31, 1995, 1994, and 1993 respectively. Weighted average shares have been adjusted retroactively to give effect to the 5% stock dividend in 1993. The inclusion of stock options and warrants as common stock equivalents have no effect on the earnings per share calculations as they are antidilutive.

       (i)  New Accounting Pronouncements

       Accounting for the Impairment of Long-lived Assets - In March 1995, the FASB issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 121 establishes standards for accounting for the impairment of long-lived assets, certain identifiable intangibles and goodwill. It does not apply to financial instruments, long-term customer relationships of a financial institution (e.g. core deposit intangibles), mortgage and other servicing rights, or deferred tax assets. This standard will be effective for the Company beginning
January 1, 1996. The Company has determined that the effect of adoption of this standard will not be material.

       Mortgage Servicing Rights - In May 1995, the FASB issued SFAS No. 122, "Accounting for Mortgage Servicing Rights," which must be adopted by the Company effective January 1, 1996. SFAS No. 122 requires that the Company recognize as separate assets rights to service mortgage loans for others, whether those servicing rights are originated or purchased. Previously, only purchased servicing rights were capitalizable as an asset whereas internally originated rights were expensed. SFAS No. 122 also requires that capitalized servicing rights be assessed for impairment based on fair market value, rather than an estimate of undiscounted future cash flows. The Company has determined that the effect of adoption of this standard will not be material.

       Accounting for Stock-Based Compensation - In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." The new standard defines a fair market value method of accounting for stock options and other equity instruments, such as stock purchase plans. Under this method, compensation costs are measured based on the fair value of the stock award when granted and are recognized as an expense over the service period, which is usually the vesting period. This standard will be effective for the Company beginning January 1, 1996, and requires measurement of awards made beginning in 1995.

       The new standard permits companies to account for equity transactions with employees under existing accounting rules, but requires disclosure in a note to the financial statements of the pro forma net income and earnings per share as if the Company had applied the new method of accounting. The Company intends to follow these disclosure requirements for its stock option plans. Adoption of the new standard will not impact reported earnings or earnings per share, and will have no effect on the Company's cash flows.

(3) CASH AND DUE FROM BANKS

       The Bank maintains balances at the Federal Reserve Bank to comply with reserve requirements set forth by Regulation D of the Federal Reserve Act, as amended. At December 31, 1995 and 1994, the Bank was required to maintain average balances of approximately $1,199,000 and $5,902,800 respectively, to comply with these regulations. For the purposes of reporting cash flows, cash and cash equivalents on the Consolidated Statements of Cash Flows include cash and due from banks, interest bearing deposits with maturities of 90 days or less, federal funds sold, and securities purchased under agreements to resell.

(4)  SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL

       The Company purchases securities under agreements to resell to invest excess liquidity. The purchases are typically collateralized by U.S. Treasury securities, U.S. government securities, mortgage-backed securities or whole loans. These agreements generally mature on the next business day. There were $28,000,000 in outstanding securities purchased under agreements to resell as of December 31, 1995. Securities purchased under agreements to resell averaged $1,641,000, $8,530,000, and $19,652,000 during 1995, 1994 and 1993; and the maximum amounts outstanding at any month end during the years ended December 31, 1995, 1994 and 1993 were $28,000,000, $24,500,000, and $49,000,000, respectively.

(5)  INVESTMENT SECURITIES

The amortized cost, unrealized gains and losses, and estimated market value of investment securities are as follows:
                                                                           Estimated
                                     Amortized   Unrealized    Unrealized     Market
(dollar amounts in thousands)             Cost        Gains       (Losses)     Value

December 31, 1995:

U.S. treasury securities                  $999          $-           ($1)      $998

Mortgage-backed securities              19,274           -          (328)    18,946
                                       -------         ---        ------    -------
   Total Investment Securities         $20,273          $-         ($329)   $19,944
                                       -------         ---        ------    -------
December 31, 1994:

U.S. treasury securities                $4,998          $-          ($59)    $4,939

Mortgage-backed securities              49,037           -        (4,197)    44,840

Other securities                             5          19             -         24
                                       -------         ---        ------    -------
   Total Investment Securities         $54,040         $19       ($4,256)   $49,803
                                       =======         ===        ======    =======

The following is a summary of the estimated maturities of investment securities which are principally mortgage-backed securities held as of December 31, 1995:

(dollar amounts in thousands)

                                      Amortized     Fair
                                           Cost    Value    Yield
                                      ---------   ------    -----

Due in One Year or Less                  $2,136   $2,099    5.62%

Due in One Year Through Five Years       18,137   17,845    5.60%
                                        -------  -------    -----
                                        $20,273  $19,944    5.60%
                                        =======  =======    =====

       Maturities of mortgage-backed securities are classified in accordance with contractual repayment schedules. Actual maturities may differ from the contractual maturities reported above because debt security issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

       Proceeds from the sale of investment securities amounted to $28,057,000, $0, and $17,292,000 in 1995, 1994 and 1993 respectively, which resulted in a gross realized loss of $334,000 in 1995 and a gross realized gain of $228,000 in 1993.

       Investment securities with an amortized cost of $400,000 at December 31, 1995, and $12,037,000 at December 31, 1994, were pledged to secure treasury tax and loan accounts and other borrowing facilities.

       In November 1995, the FASB issued additional implementation guide lines regarding previously issued SFAS No. 115. In accordance with this guidance and prior to December 31, 1995, companies were allowed a one-time reassessment of their classification of securities and were required to account for any resulting transfers at fair value. Transfers from the held to maturity category that result from this one-time reassessment will not call into question the intent to hold other securities to maturity in the future. The Company transferred approximately $24,388,000 of securities from the held to maturity portfolio to the available for sale portfolio. These securities were then sold and resulted in a net loss of $348,000. This transfer was made to allow the Company greater flexibility in managing its interest rate risk and liquidity.

(6)  LOANS AND ALLOWANCE FOR LOAN LOSSES

       Major classifications of loans are summarized as follows:

(dollar amounts in thousands)
                                                     December 31,
                                               1995             1994

Commercial                                  $26,359          $34,635
Agricultural                                  1,375               --
Real Estate:
   Construction and land development          4,383            5,997
   Mortgage                                  31,267           35,165
Consumer instalment                           3,149            5,268
Other loans                                     404              551
                                             ------           ------
                                             66,937           81,616
Deferred fees and costs                        (172)            (276)
                                            -------          -------
Net Loans                                   $66,765          $81,340
                                            =======          =======

       The Bank's customers are located throughout Northern California with the majority concentrated in the greater Sacramento and San Francisco Bay regions. The Bank's real estate construction and land development loans, which represent approximately 7% of total loans, consist primarily of loans made to finance residential projects in Placer, El Dorado and Sacramento counties. The Company's real estate mortgage loans, which represent 47% and 43% of total loans as of December 31, 1995 and 1994, consist mainly of loans made to finance owner occupied and commercial income property in Placer, El Dorado, and Sacramento counties. A significant portion of these residential real estate mortgage loans resulted from the Bank providing take-out financing on the Bank's construction and land development loan portfolio.

       At December 31, 1995, approximately 93% of the total loans were collat-eralized. Generally, real estate loans are secured by real property while commercial and other loans are secured by bank deposits, real property, business assets, or personal assets. Repayment is generally expected from the sale of the related property for real estate construction loans, and from cash flow of the borrower for other loans.

       Changes in the allowance for loan losses for each of the three years ended December 31, 1995, 1994 and 1993 are summarized as follows:

(dollars amounts in thousands)           1995        1994      1993

Balance at beginning of                $4,151      $5,615    $3,205
Provision for loan losses                  --       2,668     7,700
Loan chargeoffs                        (1,821)     (4,196)   (5,355)
Loan recoveries                           175          64        65
Balance at end of year                 $2,505      $4,151    $5,615


     Nonaccrual loans totaled $3,228,000, $7,347,000 and $5,300,000 at
December 31, 1995, 1994 and 1993. Additional interest income that would have been recognized from nonaccrual loans had they performed in accordance with their original contractual terms, totaled $340,000, $516,000 and $603,000 in 1995, 1994 and 1993 respectively.

     At December 31, 1995, the Company's recorded investment in loans for which an impairment has been recognized totaled $5,248,000. Included in this amount were $3,008,000 of impaired loans for which a SFAS 114 allowance of $484,500 is included in the allowance for loan losses, as well as $2,240,000 of impaired loans that as a result of write downs on the fair value of collateral, did not have a SFAS 114 allowance. The average recorded investment in impaired loans was $5,746,500 for 1995. Except for non-accrual loans, interest is recognized on impaired loans when cash is received and the future collection of principal is considered by management to be probable. For the year ended December 31, 1995, the Company recognized $127,500 in interest on such loans.

(7)  PREMISES AND EQUIPMENT

     The major classifications of premises and equipment are as follows:

(dollar amounts in thousands)              December 31,
                                           1995    1994

Furniture, fixtures and equipment        $2,146  $3,567
Leasehold improvements                    1,199   1,331
                                          -----   -----
                                          3,345   4,898
Accumulated depreciation and
  amortization                            2,472   3,492
                                          -----   -----
                                           $873  $1,406
                                          =====  ======


Depreciation and amortization of $521,000, $745,000 and $742,000 was recorded for the years ended December 31, 1995, 1994 and 1993 respectively.

(8)  OTHER REAL ESTATE OWNED

     Other real estate owned was $692,000 and $3,208,000 at December 31, 1995 and 1994 respectively. These balances are net of the allowance for losses on other real estate owned of $1,113,000 and $392,000 respectively. During 1995, $1,005,000 was added as a provision and $284,000 was charged off. During 1994, $500,000 was added as a provision and $248,000 was charged off.

(9)  DEPOSIT LIABILITIES

     Time deposits of $100,000 or more amounted to $9,610,000 and $7,637,000 at December 31, 1995 and 1994 respectively. Interest expense on time deposits of $100,000 or more totaled $549,000, $482,000 and $531,000 for 1995, 1994 and 1993 respectively. As of December 31, 1995 and 1994 deposits included $38,693,000 and $34,063,000 or 37% and 29% of total deposits of homeowner association management companies.

(10)  BORROWINGS

     Sunrise Bank of California is eligible to borrow funds on a secured basis from the Federal Reserve Bank of San Francisco and several broker/ dealers. The maximum available advance is dependent upon the dollar total of the Bank's investment securities and loans pledged to collateralize such borrowings. As of December 31, 1994, the Bank had $10,548,000 in short term borrowings and had $12,037,000 in securities pledged under these borrowing facilities. As of December 31, 1995, there were no amounts out-standing under these arrangements. There were average borrowings for the years ended December 31, 1995 and 1994 of $2,155,000 and $7,418,000
respectively with average interest rates of 5.5% and 5.4% respectively.

(11) INCOME TAXES

The components of the provision (benefit) for income taxes are as follows:


(dollar amounts in thousands)                       1995     1994      1993

Current:
   Federal                                        $   70    ($838)  ($2,251)
   State                                              85      (83)        2
                                                     ---      ---     -----
                                                     155     (921)   (2,249)
                                                     ---      ---     -----
Deferred:
   Federal                                           (70)    (526)     (466)
   State                                             (84)     (14)     (350)
                                                     ---      ---     -----
                                                    (154)    (540)     (816)
                                                   -----   ------    ------
                                                   $   1  ($1,461)  ($3,065)
                                                   -----   ------    ------

     The total income tax rate differs from the amount computed by applying the U.S. Federal statutory income tax rate to income before income taxes and the cumulative effect of adopting SFAS No. 109. A reconciliation of the statutory income tax rate to the effective income tax rate of the Company is as follows:


(dollar amounts in thousands)                      1995    1994     1993
                                                   ----    ----     ----

Statutory rate                                   (35.0%) (35.0%) (35.0%)
State franchise tax rate (net of
  federal income tax benefit)                       .1%   (1.8%)  (7.3%)

Reversal of tax reserves
  provided in previous years
  no longer required                                --      --    (8.1%)

Limitation on the utilization of
  tax benefits                                    34.1%    3.2%    6.1%
Other                                               .8%    1.2%    1.9%
                                                  -----  ------   -----
Effective rate                                       0% (32.47%) (42.4%)
                                                  =====  ======   =====


     At December 31, 1995, the Company had operating loss carryforwards for federal tax purposes of approximately $1,303,000 which expire in 2009. In addition, the Company had operating loss carryforwards for state tax pur-poses of approximately $5,819,000 which begin to expire in 1998. Federal and state operating loss carryforward differ primarily because the State of California disallows the carryback of operating losses and limits carryforward amounts to 50% of the reported tax loss.


     The Tax Reform Act of 1986, as amended and the California Conformity
Act of 1987 impose substantial restrictions on the utilization of net operating loss carryforwards in the event of an ownership change," as defined by the Internal Revenue Code. If there should be a significant ownership change of Sunrise Bancorp, the ability to utilize the stated federal and state loss carryforwards could be significantly reduced.

     Deferred income taxes reflect the tax effect of temporary differences existing between the financial statement basis and tax basis of assets and liabilities recognized in the financial statements. Under SFAS No. 109, deferred tax assets are reduced by a valuation allowance when it has been determined that is unlikely such assets will be realized.

     The Company has recorded a net deferred tax asset of $2,492,000 with a corresponding valuation allowance of $1,267,000 for a net carrying value of $1,225,000. This asset is primarily attributable to loss carryforwards, which expire between 1998 and 2009, and timing differences. For the loss carryforwards, realization is dependent on generating sufficient taxable income prior to expiration of loss carryforwards. In addition, upon reversal of timing differences, if sufficient taxable income is unavailable, addi-tional loss carryforwards would be created. Therefore, the ultimate realization of the carrying value of the deferred tax asset is dependent on generating sufficient taxable income in the future. Although realization is not assured, management believes it is more likely than not that the net carrying value of the deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced.

     The tax effect of the principal temporary items creating the Company's net deferred tax benefit included in other assets at December 31, 1995 and 1994 are as follows:

(dollar amounts in thousands)      1995      1994

Writedown of investments         ($136)   ($1,483)
Allowance for loan losses          702      1,468
Loan origination costs             (39)       (71)
California franchise tax          (134)      (132)
Premises and equipment              91         54
California net operating loss      658        548
Other real estate owned            526        178
Federal net operating loss         443      1,096
Alternative minimum tax credit     291        137
Other                               90        (64)
                                 -----      -----
                                 2,492      1,731
                                 -----      -----
Less valuation allowance         1,267        660
                                ------     ------
Total net deferred tax benefit  $1,225     $1,071
                                ======     ======

(12)  OTHER EXPENSE

     The composition of other operating expenses for the years ended December 31, 1995, 1994, and 1993 respectively is set forth below:




(dollar amounts in thousands)         1995     1994     1993
                                      ----     ----     ----
Stationery and supplies                $79     $229     $308
OREO expense                           977      634      562
Communications                         234      565      540
Professional fees                      586      801    1,776
State Banking Department and FDIC
 insurance assessments                 317      712      667
Other outside service fees             599    1,041      976
Other                                  511    1,793    1,627
                                    ------   ------   ------
                                    $3,303   $5,775   $6,456
                                    ======   ======   ======


Included within other outside service fees are amounts incurred for outside vendors to perform various banking services for depositors that are in real estate related industries. Their services include data processing, courier, and other deposit related services. Total amounts paid to outside vendors amounted to $297,000, $592,000 and $709,000 in 1995, 1994, and 1993, respectively. These services were discontinued with the reduction of title company deposits.

(13)  COMMITMENTS AND CONTINGENT LIABILITIES

Lease Commitments

The future minimum lease payments for noncancelable operating leases, and the minimum sublease rental receipts for noncancelable subleases, with remaining terms in excess of one year are as follows:

(dollar amounts in thousands)    Leases    Subleases

Year ending December 31,

1996                               818       163
1997                               715       163
1998                               715       163
1999                               299        68
Later years                         --        --
                                ------      ----
                                $2,547      $557
                                ======      ====

Net rental expense aggregated $844,000, $760,000 and $789,000 in 1995, 1994, and 1993, respectively.

Commitments to Extend Credit

     In the ordinary course of business, the Company enters into trans-actions which involve financial instruments which are not reflected in the consolidated financial statements. These financial instruments consist of undisbursed loan commitments of $9,987,000 and stand-by letters of credit of $510,000 at December 31, 1995. The Company applies the same credit policies in making these "off balance sheet" commitments as it does for "on balance sheet" instruments. The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for loan commitments and stand-by letters of credit is equal to the contractual amount of those instruments. The undisbursed loan commitments relate primarily to undisbursed portions of commercial lines of credit.

     The loan commitments are typically contingent upon the borrower meeting certain financial requirements and other covenants, and such commitments typically have fixed expiration dates and require payment of a fee. Since a portion of these commitments are expected to expire without being drawn upon, the total commitments do not necessarily represent future cash requirements. The Bank evaluates each potential borrower and the necessary collateral on an individual basis. Collateral varies, but may include real property, bank deposits, debt or equity securities or business assets.

     Stand-by letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk is similar to that involved in extending loan commitments to customers, and the Bank accordingly uses evaluation and collateral requirements similar to those for loan commitments. At December 31, 1995, $500,000 of the standby letters of credit were unsecured.

Litigation

     The Company and the Bank are at times subject to threatened or filed legal actions with regard to matters arising out of the course of their businesses. It is the opinion of management, after consulting with legal counsel, that the resulting liability, if any, as a result of these legal actions will not materially affect the consolidated financial position of the Company.

(14) EMPLOYEE BENEFIT PLANS

     The Company has two Stock Option Plans (the "Plans") for full-time salaried officers and employees who have significant responsibility for the successful operation of the Company and the Bank. The Plans provide for the grant of incentive and nonstatutory stock options. The options may be granted to purchase up to a remaining aggregate of 778,649 shares (as adjusted for stock dividends) of the Company's authorized but unissued common stock. The exercise price of all options granted under the Plans may not be less than 100% of the fair market value of the Company's common stock on the date of the grant, and must be paid in full in cash or shares of the Company's common stock at the time the option is exercised. Under the Plans, all options expire no later than ten years after the date of the grant.

A summary of changes in outstanding options follows:
                                                     Average
                                   Number of       Price per
                                      Shares           Share
                                   ---------       ---------

Balance at December 31, 1992         410,949           $3.39
    Granted                          231,534            3.27
    Canceled                         249,596            3.35
                                     -------
Balance at December 31, 1993         392,887            3.35
     Granted                         217,000            2.65
     Canceled                         96,162            3.55
                                     -------
Balance at December 31, 1994         513,725            3.35
     Granted                          75,000            1.56
     Canceled                        329,097            3.40
                                     -------
Balance at December 31, 1995         259,628           $2.29
                                     =======

Options covering 85,629 shares, at an average price of $2.98 per share, were exercisable at December 31, 1995.

The Company has a 401(k) tax deferred savings plan under which eligible employees may elect to defer a portion of their salary as a contribution to the plan. The Company matches the employee contributions at a rate set by the board of directors (currently 50% of the first 6% of deferral of an individual's salary). The matching contribution vests ratably over six years. The Company contributed $51,000, $47,000 and $69,000 in 1995,
1994 and 1993.


(15) SHAREHOLDERS' EQUITY

The Company commenced a private offering of its common stock in 1991. Under the offering, a total of 328,002 shares valued at $5.00 per share were issued and warrants to purchase a total of 218,668 shares of common stock of the

Company at $5.00 per share were issued. Proceeds received under this offering, net of costs incurred, amount to $1,529,000. On December 31, 1991, the Company acquired the assets of an escrow accounting company in exchange for 75,000 shares of common stock of the Company and warrants to purchase 50,000 shares of common stock of the Company at $5.00 per share. This asset pur-chase was valued at $375,000. Warrants issued in connection with these transactions became exercisable on July 2, 1993 and expire on December 31, 1997. Total shares exercisable under these warrants amount to 296,206 at a price of $4.54 per share after adjusting for 1992 and 1993 stock dividends.

(16)  RELATED PARTY TRANSACTIONS

The Company has granted in the ordinary course of business, loans to certain of its directors, executive officers, and to associates of such persons (collectively referred as "related parties"). The aggregate dollar amount of loans to related parties was $1,732,000 and $2,228,000 at December 31, 1995 and 1994. During 1995, $224,000 of new loans to related parties were advanced and principal repayments totaled $720,000. During 1994, $1,097,000 of new loans to related parties were advanced and principal repayments totaled $616,000. None of the loans outstanding at December 31, 1995 and 1994 were contractually past due as to principal or interest, nor were they classified as nonperforming or potential problem loans.

(17)  REGULATORY MATTERS

Regulatory Agreements

     On April 14, 1993, the Bank entered into a Memorandum of Understanding with the Federal Deposit Insurance Corporation (the "FDIC") and the Super-intendent of Banks of the State of California (the "Superintendent") to address various matters arising from an examination of the Bank conducted by the FDIC as of October 5, 1992. This Memorandum of Understanding super-seded the previous Memorandum of Understanding with the Bank dated July 16, 1991. As a result of a joint examination of the Bank conducted by the FDIC and the Superintendent as of the close of business October 25, 1993, and the conclusion of the FDIC and the Superintendent that the Bank was not in compliance with the requirements of the Memorandum of Understanding dated April 14, 1993, the Bank entered into a revised Memorandum of Understanding with the FDIC on May 17, 1994 (the "FDIC Memorandum") and the Bank entered into a regulatory agreement with the Superintendent on May 24, 1994, as amended on October 31, 1994 (the "State Agreement"). (The FDIC Memorandum and the State Agreement are referred to collectively as the "Agreements.") As a result of a joint examination of the Bank conducted by the FDIC and the Superintendent as of the close of business December 18, 1995, both Agreements were terminated.

     As a result of an examination of the Company conducted by the Federal Reserve Band ("Reserve Bank") as of December 31, 1993, the Company entered into a Memorandum of Understanding with the Reserve Bank on September 2, 1994 (the "Reserve Bank Memorandum"). The Reserve Bank Memorandum requires the Company: (i) to submit a policy for receiving dividends from the Bank;

(ii) to submit a capital plan to improve and maintain an adequate capital position for the Company and the Bank; (iii) to submit a plan to manage the Company's and the Bank's growth; (iv) to submit annual budgets for the Company and the Bank; (v) to submit an explanation of certain management and service fees and other payments assessed or paid by the Bank to the Company since January 1, 1993, and adopt a policy addressing inter-corporate management and service fees and other payments and make any reimbursements to the Bank as may be required by the Reserve Bank; (vi) to obtain prior approval to declare or pay any dividends, engage in certain financial trans-actions, increase borrowings or incur debt, increase director fees, pay executive bonuses or execute renew or modify any employment or service contracts with executive officers, or otherwise acquire any of its shares of common stock; and (vii) to submit quarterly written progress reports and certain financial statements. The Reserve Bank Memorandum also requires the Company's Board of Directors; (i) to review performance on a quarterly basis, and to submit such reviews to the Reserve Bank; (ii) to submit a plan to improve the condition of the Bank and the Company; and (iii) to complete a study of employment contracts and executive officer compensation paid during 1993 and 1994. As a result of an examination of the Company con-ducted by the Reserve Bank as of December 31, 1994, the Reserve Bank memorandum remains in effect and unchanged. Management believes the Company is in substantial compliance with the terms and conditions of the Reserve Bank Memorandum.

Capital Guidelines

     The Company and the Bank are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. The regulations require the Company and the Bank to meet specific capital adequacy guidelines that involve quantitative measures of assets, liabilities and certain "off balance sheet" items as calculated under regulatory accounting practices. The Company's and the Bank's capital classifications are also subject to qualitative judgements by the regulators about components, risk weightings and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and a minimum leverage ratio of Tier 1 capital to average assets (as defined). Management believes, as of December 31, 1995, that the Company meets all capital adequacy requirements to which it is subject.

The following table shows the Company's and the Bank's capital ratios at December 31, as well as the minimum regulatory capital ratios:



                                                             Minimum
Capital Ratios:                           1995      1994  Capital Ratios

Company:
Total risk-based capital ratio          18.31%    17.27%      8.00%
Tier 1 capital to risk-weighted assets  17.05%    16.02%      4.00%
Leverage ratio                          11.75%     8.98%      4.00%

Bank:
Total risk-based capital ratio          16.95%    16.28%      8.00%
Tier 1 capital to risk-weighted assets  15.69%    15.04%      4.00%
Leverage ratio                          10.98%     8.42%      4.00%

Dividend Limitations

     California law restricts the amount of net profits of the Bank avail-able for distribution to the Company in the form of cash dividends to the lesser of retained earnings or the Bank's net income for its last three fiscal years (less any distributions to shareholders made during such period). Where this test is met, cash dividends may, with the prior approval of the California Superintendent of Banks, be paid in an amount which does not exceed the greater of (i) the retained earnings of the Bank,
(ii) the net income of the Bank for its last fiscal year, or (iii) the net income of the Bank for its current fiscal year. As of December 31, 1995, the Bank had no retained earnings.

(18) FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS 107, "Disclosures About Fair Value of Financial Instruments." The estimated fair value amounts have been determined by using available market infor-mation and appropriate valuation methodologies. However, considerable judgement is required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that could be realized in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

The following estimates and assumptions were used on December 31, 1995 to estimate the fair value of each class of financial instruments for which such an estimation was practicable.

Cash and Cash Equivalents - For cash and equivalents, the carrying amount is a reasonable estimate of fair value.

Investment Securities - The fair value of investment securities is based on quoted market prices, dealer quotes, and prices obtained from independent pricing services.

Loans - The fair value of performing loans is estimated by discounting the future cash flows using the current interest rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The fair value of nonperforming loans of approximately $2,684,000 and $6,115,000 at December 31, 1995 and 1994, was based on estimated net realizable value.

Demand deposits and time deposits - The fair value of demand deposits, savings accounts, and certain money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits with similar remaining maturities.

Commitment to extend credit and standby letters of credit - The fair value of commitments and letters of credit is estimated using the fees currently charged to enter into similar agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the
committed rates.   The difference between the carrying value is not signi-
ficant and therefor not included in the following table.

The summaries of these financial instruments and their related fair values at December 31, 1995 and 1994 are as follows (in thousands):

                                        1995                      1994

                                 Carrying    Estmiated    Carrying   Estimated
                                   Amount   Fair Value      Amount  Fair Value
Assets:
   Cash and cash equivalents      $32,726      $32,726     $6,367       $6,367
   Investment and securities      $20,273      $19,944    $54,040      $49,803
   Loans                          $64,260      $63,360    $77,189      $75,045

Liabilities:
   Noninterest-bearing deposits   $13,808      $13,808    $29,206      $29,206
   Interest-bearing deposits      $90,075      $89,969    $87,737      $87,768
   Other borrowings                   $--          $--    $10,548      $10,548

(19)      SUNRISE BANCORP (PARENT COMPANY ONLY)

Condensed Statements of Condition

December 31, 1995 and 1994

(dollar amounts in thousands)            1995        1994

Cash and interest bearing deposits . .   $894      $1,449
Investment in bank subsidiary . . . . .15,430      16,877
Premises and equipment, net . . . . . .    40          65
Other assets. . . . . . . . . . . . . .   138         208
                                       ------      ------
                                      $16,502     $18,599
                                      =======     =======

Other liabilities . . . . . . . . .        13         590
Shareholders' equity . . . . . . . . . 16,489      18,009
                                       ------      ------
                                      $16,502     $18,599
                                      =======     =======

Condensed Statements of Operations
For the years ended December 31, 1995, 1994 and 1993
[CAPTION]
(dollar amounts in thousands)                1995    1994    1993


Income:
   Interest . . . . . . . . . . . . . .       $27     $23     $48
   Other. . . . . . . . . . . . . . . .        49      98      --
                                              ---     ---     ---
                                               76     121      48
                                              ---     ---     ---
Expenses:
   Salaries and benefits . . . . . . . .       26      65     272
   Net occupancy expense . . . . . . . .       --      31     192
   Other . . . . . . . . . . . . . . . .      122      86     692
   Income tax (benefit) provision  . . .        1     (12)   (983)
                                              ---     ---     ---
                                              149     170     173

Loss before equity in undistributed
   income of subsidiary. . . . . . . . .      (73)    (49)   (125)

Equity in undistrubted loss of subsidiary. (1,447) (2,993) (4,043)

Cumulative effect of a change in accounting
   principle of subsidiary. . . . . . . .      --      --     250
                                           ------  ------  ------
     Net Loss  . . . . . . . . . . . . . .($1,520)($3,042)($3,918)
                                           ======  ======  ======


Condensed Statements of Cash Flows
For the years ended December 31, 1995, 1994 and 1993

(dollar amounts in thousands)                1995    1994     1993

Operating activities:
   Net loss                              ($1,520) ($3,042) ($3,918)
   Adjustments to reconcile net loss
     to net cash provided by operating
     activities:
       Undistributed loss of subsidiaries  1,447   2,993      3,793
         Gain on sale of investments         (17)     --         --
         Depreciation and amortization        24      34         34
         Net change in other assets and
           liabilities                      (512)    462     (1,312)
                                            ----    ----      -----
      Net cash (used) provided by operating
         activities                         (578)    447     (1,403)
                                            ----    ----      -----
Investing activities:
   Proceeds from sale of investments          23      --         --
   Acquisition of premises and equipment      --     (11)        (1)
                                            ----    ----      -----
      Net cash provided (used) by investing
        activities                            23     (11)        (1)
Financing activities:
   Cash paid in lieu of fractional shares     --      --         (3)
                                            ----    ----      -----
      Net cash used by financing activities   --      --         (3)
(Decrease) increase in cash and cash
  equivalents                               (555)    436     (1,407)

Cash and cash equivalents at beginning of
  year                                     1,449   1,013      2,420
                                           -----  ------     ------
Cash and cash equivalents at end of year    $894  $1,449     $1,013
                                           =====  ======     ======

INDEPENDENT AUDITORS REPORT


Board of Directors and Shareholders
Sunrise Bancorp
Roseville, California


We have audited the accompanying consolidated statements of condition of Sunrise Bancorp and Subsidiary (Company) as of December 31, 1995 and 1994, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all materials respects, the financial position of Sunrise Bancorp and Subsidiary at December 31, 1995 and 1994 and the results of their operations and their cash flows for each of the three years in the period ended
December 31, 1995 in conformity with generally accepted accounting principles.

As discussed in Note 17 to the consolidated financial statements, the Company is subject to a Memorandum of Understanding with the Federal Reserve Board.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 1994, the Company changed its method of accounting for investment securities to conform with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities.

DELOITTE & TOUCHE LLP

Sacramento, California
February 9, 1996

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not Applicable

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, OF THE REGISTRANT.

Directors of the Company

     WILLIAM EAMES was the President and Chief Executive Officer of Bill's Drugs in excess of thirty years, a chain of drug stores in Northern California. He has been a director of the Rod McLellan Company from 1991 to present. He is a member of the Contra Costa Grand Jury. He is the Chairman of the Tri Valley Junior Achievement, and he is a member of Lafayette Rotary.

     DONALD LEARY has been Assistant to the President of Progressive Circuit Products, Inc., a manufacturer of circuit boards for the electronics industry, since 1985. From 1983 to 1985, he was a consultant for McClellan Air Force Base where he trained personnel and developed policies and procedures for printed circuit operation. From 1978 to 1983, he was Vice President of Operations for Progressive Circuit Products, Inc.

     LEON LEWIS has been the Secretary-Treasurer of Bestway Investments, Ltd., since 1991, and he has owned Bestway Travel since 1977. He started an insur-ance agency in 1964 which is now known as Albano, Dale, Dunn & Lewis Insurance Services, Inc. In 1993, Mr. Lewis retired from active management of Albano, Dale, Dunn & Lewis.

     SEAN McCARTHY, ESQ., Chairman of the Board of the Company and the Bank, is a partner in the firm of Washburn, Briscoe & McCarthy. His legal practice focuses on legislative and regulatory matters, major civil litigation pertaining to wetlands, and the formation and licensing of underwritten title companies. Prior to joining the law firm in 1985, he served as Executive Vice President and Counsel for the California Land Title Association in Sacramento.

     ANTHONY PESCETTI has served on the Board of the Sacramento Municipal Utilities District ("SMUD") since January 1993. In 1995, he served a one-year term in the additional capacity of President of SMUD. Since January 1994, he has been a principal of the Joan Milke Flores Group, a corporate consulting firm specializing in local and state government relations as well as community relations. From 1987 to 1994 he was the Chief of Staff at the Division of the State Architect, a Governor's Appointee office.

     RON PITAMBER is the owner and operator of the Heritage Inn in Roseville and other hotels. He has been associated with the hotel industry for the past seventeen years.

     MICHAEL "RANDY" RANDAZZO, M.D., is a retired physician. From 1982 to 1989, he was the Medical Director and Administrator of the San Juan Surgery Center.

     PAUL WAGNER was the President of Richardson-Wagner Corporation from 1972 through 1992. Richardson-Wagner is a retail clothing chain. He currently acts as a consultant to Richardson-Wagner Corporation, which is managed by Mr. Wagner's sons.

     DORIS WARD was an owner of W.F. Ward's Furnishings from 1980 until her retirement in 1994. Ms. Ward has been Secretary-Treasurer of Melvin J. Ward, Inc., a general contracting firm, since 1969.

     No director or nominee for director of the Company is a director of any other company with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, or subject to the requirements of Section 15(d) of such Act or of any company registered as an investment company under the Investment Company Act of 1940, as amended.

Executive Officers

     The following information regarding the executive officers of the Company and/or the Bank has been furnished to the Company by the respective named individuals.

     HAL GIOMI has been President and Chief Executive Officer of the Bank since November of 1994, and he was appointed to the additional positions of President and Chief Executive Officer of the Company effective April of 1995. Prior to joining the Bank, he was the Chief Credit Officer of Pacific Valley National Bank in Modesto. He has over 27 years of experience in banking, including positions of CEO, President, Senior Vice President, Senior Credit Administrator, and other positions in banking. He is a graduate of the Senior Management Program at Lloyd's Bank Staff College of London, and holds a degree in business administration and agricultural business management from California State Polytechnic University in San Luis Obispo.

     SARAH THOMPSON has been Senior Vice President, Chief Financial Officer and Secretary of the Company and the Bank since March of 1995. Ms. Thompson worked at Pacific Valley National Bank for over 13 years, where she was promoted from Assistant Cashier to Controller and then Chief Financial Officer.

     No director or executive officer of the Company or its subsidiaries has any family relationship with any other director or executive officer of the Company or its subsidiaries.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, its executive officers, and any persons holding more than ten percent of the Company's Common Stock to file reports disclosing their initial beneficial ownership of the Company's Common Stock and any subsequent changes in their beneficial ownership to the Securities and Exchange Commission. To the Company's knowledge, all of these filing requirements were satisfied, except that Mr. Pescetti's Initial Statement of Beneficial Ownership on Form 3 was filed 32 days late. In making these disclosures, the Company has relied on written representations of its directors and executive officers and copies of the reports they have filed with the Commission which have been provided to the Company by the persons required to file reports.


ITEM 11.  EXECUTIVE COMPENSATION.

Summary Compensation Table

     The following table sets forth for the last three fiscal years ended December 31, 1993, 1994, and 1995, the compensation paid for services rendered to the Company and its subsidiary to Hal Giomi, who has been President and Chief Executive Officer of the Bank since November 1, 1994, and President and Chief Executive Officer of the Company since April 7, 1995. Mr. Giomi is the only executive officer at December 31, 1995, whose salary and bonus in 1995 exceeded $100,000.

              Annual Compensation            Long Term Compensation

                                          Awards                      Payouts


  (a)             (b)         (c)         (d)     (e)        (f)          (g)       (h)    (i)
Name and         Year       Salary(1)    Bonus   Other    Restricted   Securities   LTIP   All
Principal                                        Annual   Stock        Underlying   Pay    Other
Position                                         Compen-  Award(s)     Options/     Outs
Compen-
                                                 sation                SARs(#)(2)
sation

Hal Giomi,       1995     $149,164       $0       $0        0             0          $0
$3,313
President and             $23,750(4)
Chief Executive  1994     $0             $0       $0        0           80,000       $0    $0
Officer of the
Company and      1993                    $0       $0        0             0          $0    40
the Bank

(1)  Amounts shown include cash and non-cash compensation earned and received and amounts earned but deferred at the election under the 401(k) Plan.

(2)  The Company has a 1981 Amended and Restated Stock Option Plan (the "1981 Plan") and a 1991
Stock Option Plan (the "1991 Plan") pursuant to which options are granted to full-time employees of the Company and its subsidiaries.

(3)  In 1995, the Company matched deferrals to the 401(k) Plan on behalf of Mr. Giomi in the amount of $3,133.

(4)  Mr. Giomi commenced employment as President and Chief Executive Officer of Sunrise Bank of
California on November 1, 1994, and assumed the same positions for Sunrise Bancorp on April 7,
1995.  The amount shown in the table represents two months' salary; Mr. Giomi's current annualized
salary in all capacities is $152,496.

     The following table sets forth information concerning the aggregate value of all unexercised options held by Mr. Giomi, the only officer listed in the Summary Compensation Table as of December 31, 1995. The Company has never granted stock appreciation rights to its directors or executive officers. No stock options were exercised during 1995.


            Aggregated Option/SAR Exercises in Last Fiscal Year
                   and Fiscal Year-End Option/SAR Values


Name        Number of Securities Underlying   Value Unexercised In-the-Money
             Unexercised Options/SARs at      Options at Fiscal Year End ($)
                 Fiscal Year End (#)
- ---------   -------------------------------   -------------------------------

            Exercisable     Unexercisable     Exercisable      Unexercisable
            -----------     -------------     -----------      -------------
Hal Giomi      20,000          60,000           $17,400          $52,200



Employment Contracts,
Termination of Employment
and Change in Control Arrangements


     Hal Giomi has been President and Chief Executive Officer of the Bank since November of 1994, and he was appointed to the additional positions of President and Chief Executive Officer of the Company effective April of 1995. The following discussion describes the employment agreement with Mr. Giomi.

     In October of 1995, the Company and Bank entered into an agreement with Hal Giomi providing for Mr. Giomi's continued employment as the President and Chief Executive Officer of the Company and the Bank (the "Agreement"). The commencement of the Agreement was retroactive to November 1, 1994, and continued until February 28, 1995; and on February 28, 1995, it was continued until February 28, 1996; thereafter, the Agreement is deemed extended for an additional year, unless notice of nonrenewal is provided by the Company prior to February 28. The Agreement provided for base salary in the amount of $11,875 per month until May 1, 1995, when Mr. Giomi's salary was increased to $12,708 per month. The issue of salary level and/or salary increases shall be negotiated during February of each year. The Agreement provides for an automobile allowance for Mr. Giomi of $625 per month.

     The Agreement also provides for Mr. Giomi's participation in employee benefit programs sponsored by the Company, and severance pay in the event of termination of Mr. Giomi's employment contract without cause equal to six months' salary at Mr. Giomi's rate of annual base salary in effect immediately preceding such termination, among other provisions.

     The 1981 Stock Option Plan and the 1991 Stock Option Plan provide that outstanding options become fully exercisable on a Change in Control which is defined as a change in control of a nature that would be required to be reported in response to Item 6(e) of Schedule 14A promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act") or in response to any other form to the Securities and Exchange Commission or any stock exchange on which the Company's shares are listed which requires the reporting of a change in control. A Change in Control is deemed to have occurred if (i) any "person" (as defined in the Exchange Act) is or becomes the beneficial owner of securities of the Company representing 20% or more of the voting power of the Company's then outstanding voting securities;
or (ii) in any one-year period, individuals who at the beginning of such period constitute the Board of Directors of the Company cease for any reason to constitute at least a majority thereof, unless the election, or the nomination for election by the Company's shareholders, of each new director is approved by a vote of at least three quarters of the directors then in office or who were directors at the beginning of the period; or
(iii) a majority of the Board of Directors of the Company in office prior to the happening of any event determines in its sole discretion that as a result of such event there has been a Change in Control.

Compensation of Directors

     All directors of the Company are also directors of the Bank. During 1995, directors were entitled to receive $650 for attendance at each regular meeting and $350 for each special meeting of the Board of Directors of the Company and the Bank. Directors who serve on committees of the Boards also were entitled to receive payments of $150 for each committee meeting which they attended. The total amount of fees paid to or deferred by all directors of the Company and the Bank during 1995 was $111,800.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Principal Shareholders

     The following table shows the name, address, number of shares held, and percentage of shares held as of March 22, 1996, by the only person or entity known to the Company to be the beneficial owner of more than five percent of the Company's Common Stock.

                                   Amount of      Percent
     Name and Address              Ownership      of Class

     Varian Associates             265,482          6.23%
     1726 Cedar Wood Drive
     Minden, Nevada  89423

     Arthur Hall, in his capacity as the sole general partner of Valarian Associates, has the power to vote and dispose of the shares owned by Valarian Associates. Mr. Hall's business address is the same as that of Valarian Associates.

Stock Ownership Table

     The following table sets forth certain information with respect to the number and percentage of shares of the Company's common stock beneficially owned as of March 22, 1996, by (i) each of the directors of the Company, (ii) each of the executive officers named in the Summary Compensation Table included in Item II above, and (iii) all current directors and executive officers of the Company as a group.


Beneficial Owner      Age   Position(s) Held with  Director or     Amount of     Percent
                            Company                Officer Since   Shares       of Class
- ----------------      ---   ---------------------  -------------   ---------    --------
William Eames         61    Director               Feb. 20, 1996    141,137        3.27%

Donald Leary          52    Director               1987             27,562 (1)     0.64%

Leon Lewis            70    Director               1981             85,349 (2)     1.98%

Sean McCarthy         56    Director               1991             78,745 (3)     1.82%

Anthony Pescetti      44    Director               1995             0                 0%

Ron Pitamber          44    Director               1986             73,867         1.71%

Michael Randy
Randazzo, M.D.        73    Director               1981             87,194 (4)     2.02%

Paul Wagner           74    Director               1981            120,801 (5)     2.80%

Doris Ward            62    Director               1981             50,110 (6)     1.16%

Hal Giomi             53    President and          1994             20,000 (7)        0%
                            CEO of the
                            Company and
                            the Bank

Current Directors and
Executive Officers as a
Group (11 in number)                                                688,515(8)    15.95%


(1)  Includes 26,460 shares held by The Leary Living Trust, 551 shares held in Mr. Leary's individual retirement account ("IRA"), and 551 shares held in Mr. Leary's spouse's IRA.

(2)  Includes 77,139 shares held by Bestway Investments, Ltd., as to which Mr. Lewis has voting power, and 8,210 shares held in trust by Mr. Lewis as trustee for his minor grandchildren.  Mr.
Lewis disclaims beneficial ownership as to all such shares.

(3)  Includes 29,398 shares subject to currently exercisable warrants.

(4)  Includes 72,765 shares held by The M. Randy Randazzo, M.D., Inc., Retirement Trust; 11,466
shares in joint tenancy with his spouse, and 882 shares held by Dr. Randazzo's sons as to which he exercises voting control.

(5)  Includes 62,369 shares held by Mr. Wagner's IRA, 57,881 shares held by The Paul C. Wagner
1976 Revocable Family Trust, and 551 shares held by Mr. Wagner's spouse's IRA.

(6)  Includes 7,607 shares held by The Melvin J. Ward, Inc., Profit Sharing Plan, of which Ms.
Ward is Trustee.

(7)  Includes 20,000 shares subject to options which are currently exercisable or exercisable within sixty days after March 22, 1996.

(8)  Includes 23,750 shares subject to options which are currently exercisable or exercisable within sixty days after March 22, 1996, and 29,398 shares subject to warrants which are currently exercisable.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Transactions with Directors and Others

     The Company paid $112,699 in premiums during 1995 for the purchase of fidelity, liability and workers compensation insurance coverage from Albano, Dale, Dunn & Lewis Insurance Services, Inc., Leon Lewis, a director of the Company is not directly involved with Albano, Dale, Dunn & Lewis. However a son of Director Lewis is an officer of Albano, Dale, Dunn & Lewis. There were no other material transactions since January 1, 1995, nor are thereany currently proposed transactions, to which the Company or any of its sub-sidiaries was or is to be a party, in which the amount involved exceeds $60,000 and in which any director, executive officer, nominee as a director, 5% shareholder, or member of the immediate family of any of the foregoing persons had, or will have, a direct or indirect material interest.

Indebtedness of Management

     Some of the directors and executive officers of the Company and members of their immediate families and the companies with which they have been associated have been customers of and have had banking transactions with the Bank in the ordinary course of business since January 1, 1995, and the Bank expects to have such banking transactions in the future. Loans to such persons were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and did not involve more than the normal risk of collectibility or present other unfavorable features.

 PART IV

ITEM 14   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K


(A) 1.    Financial Statements

     This information is contained on the pages indicated below of this Form 10-K.


       Consolidated Statement of Condition at December 31, 1995
       and 1994

       For the years ended December 31, 1995, 1994 and 1993:

       Consolidated Statements of Operations
       Consolidated Statements of Shareholders Equity
       Consolidated Statements of Cash Flows
       Notes to Consolidated Financial Statements
       Report of Independent Auditors

(A) 2. Financial Statements Schedules

       All schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule or because the information required is included in the consolidated financial statements on pages through and/or the notes thereto, or are not material.

(A) 3. The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report. The following is a list of such exhibits.

Exhibit No.              Description of Exhibits

3.1    Articles of Incorporation as filed with the California
       Secretary of State on November 20, 1981, filed as Exhibit 3.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1986, is hereby incorporated by reference.

3.2 Amendment to Articles of Incorporation as filed with the California Secretary of State on March 25, 1982, filed as Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1986, is hereby incorporated by reference.


3.3 Amendment to Articles of Incorporation as filed with the California Secretary of State on January 16, 1984, filed as Exhibit 3.3 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1986, is hereby incorporated by reference.


3.4 Amendment to Articles of Incorporation as filed with the California Secretary of State on March 26, 1987, filed as Exhibit 3.4 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1986, is hereby incorporated by reference.


3.5 Amendment to Articles of Incorporation as filed with the California Secretary of State on June 15, 1988, filed as Exhibit 3.5 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988, is hereby incorporated by reference.


3.6 Bylaws of Sunrise Bancorp currently in effect filed as Exhibit 3.6 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, is hereby incorporated by reference.

Exhibit No.             Description of Exhibits


10.1 Lease dated as of June 1, 1988, between Sunrise Bank of California and Jim Dismukes filed as Exhibit 10.1 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988, is hereby incor-porated by reference.

10.2 Lease extension dated as of November 10, 1995 between Sunrise Bank of California and Jim Dismukes.

10.3 Lease dated as of June 9, 1989, by and between Sunrise Bancorp and Marin County Employees Retirement Association filed as Exhibit 10.3 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, is hereby incorporated by reference.

10.4 *Sunrise Bancorp 401(k) Profit Sharing Plan and Trust Agreement filed as Exhibit 10.3 to Registrant's Annual Report on Form 10-K for the fiscal year-ended December 31, 1994, is hereby incorporated by reference.

10.5 *Sunrise Bancorp 1981 Amended and Restated Stock Option Plan, filed as Exhibit 10.11 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1986, is hereby incorporated by reference.

10.6 *Sunrise Bancorp 1991 Stock Option Plan filed as Exhibit 10.10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1990 is hereby incorporated by reference.

10.7 *Form of Sunrise Bancorp Nonstatutory Stock Option Agreement filed as Exhibit 10.11 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, is hereby incorporated by reference.

10.8   *Form of Sunrise Bancorp Incentive Stock Option Agreement filed as
       Exhibit 10.12 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, is hereby incorporated by reference.

_________________
*Indicates management
contract or compensatory
plan or arrangement.

Exhibit No.         Description of Exhibits

10.9 *Amendment No. 1 to the Sunrise Bancorp 1981 Amended and Restated Stock Option Plan files as exhibit 10.9 to the Registrants Annual Report on Form 10-K for the fiscal year ended December 31, 1994, is hereby incorporated by reference.

10.10  Forms of Sunrise Bancorp Stock Purchase Warrant.

10.11 Agreement between the Superintendent of Banks of the State of California and Sunrise Bank of California, dated May 24, 1994, filed as Exhibit 10.11 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, is hereby incorporated by reference. Agreement was terminated following an examination on December 18, 1995.

10.12 Memorandum of Understanding between the Federal Deposit Insurance Corporation and Sunrise Bank of California, dated May 17, 1994 filed as Exhibit 10.12 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, is hereby incorporated by reference. Memorandum was terminated following an examination on December 10, 1995.

10.13 Memorandum of Understanding between the Federal Reserve Bank of San Francisco and Sunrise Bancorp dated September 2, 1994, filed as exhibit
       10.13 to the registrants Annual Report on Form 10-K for the fiscal year ended December 31, 1994, is hereby incorporated by reference.

10.14 *Employment agreement dated May 1, 1995 between Sunrise Bancorp, Sunrise Bank of California and Hal Giomi.

21     Registrant's only subsidiary is Sunrise Bank of California.

23     Consent of Deloitte & Touche.

27     Financial Data Schedule.
_________________
*Indicates management
contract or compensatory
plan or arrangement.

(B)    REPORTS ON FORM 8-K

       None.

Exhibit No.              Description of Exhibits

3.1    Articles of Incorporation as filed with the California
       Secretary of State on November 20, 1981, filed as Exhibit 3.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1986, is hereby incorporated by reference.

3.2 Amendment to Articles of Incorporation as filed with the California Secretary of State on March 25, 1982, filed as Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1986, is hereby incorporated by reference.


3.3 Amendment to Articles of Incorporation as filed with the California Secretary of State on January 16, 1984, filed as Exhibit 3.3 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1986, is hereby incorporated by reference.


3.4 Amendment to Articles of Incorporation as filed with the California Secretary of State on March 26, 1987, filed as Exhibit 3.4 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1986, is hereby incorporated by reference.


3.5 Amendment to Articles of Incorporation as filed with the California Secretary of State on June 15, 1988, filed as Exhibit 3.5 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988, is hereby incorporated by reference.


3.6 Bylaws of Sunrise Bancorp currently in effect filed as Exhibit 3.6 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, is hereby incorporated by reference.

Exhibit No.             Description of Exhibits


10.1 Lease dated as of June 1, 1988, between Sunrise Bank of California and Jim Dismukes filed as Exhibit 10.1 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988, is hereby incor-porated by reference.

10.2 Lease extension dated as of November 10, 1995 between Sunrise Bank of California and Jim Dismukes.

10.3 Lease dated as of June 9, 1989, by and between Sunrise Bancorp and Marin County Employees Retirement Association filed as Exhibit 10.3 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, is hereby incorporated by reference.

10.4 *Sunrise Bancorp 401(k) Profit Sharing Plan and Trust Agreement filed as Exhibit 10.3 to Registrant's Annual Report on Form 10-K for the fiscal year-ended December 31, 1994, is hereby incorporated by reference.

10.5 *Sunrise Bancorp 1981 Amended and Restated Stock Option Plan, filed as Exhibit 10.11 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1986, is hereby incorporated by reference.

10.6 *Sunrise Bancorp 1991 Stock Option Plan filed as Exhibit 10.10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1990 is hereby incorporated by reference.

10.7 *Form of Sunrise Bancorp Nonstatutory Stock Option Agreement filed as Exhibit 10.11 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, is hereby incorporated by reference.

10.8   *Form of Sunrise Bancorp Incentive Stock Option Agreement filed as
       Exhibit 10.12 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, is hereby incorporated by reference.

_________________
*Indicates management
contract or compensatory
plan or arrangement.

Exhibit No.         Description of Exhibits

10.9 *Amendment No. 1 to the Sunrise Bancorp 1981 Amended and Restated Stock Option Plan files as exhibit 10.9 to the Registrants Annual Report on Form 10-K for the fiscal year ended December 31, 1994, is hereby incorporated by reference.

10.10  Forms of Sunrise Bancorp Stock Purchase Warrant.

10.11 Agreement between the Superintendent of Banks of the State of California and Sunrise Bank of California, dated May 24, 1994, filed as Exhibit 10.11 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, is hereby incorporated by reference. Agreement was terminated following an examination on December 18, 1995.

10.12 Memorandum of Understanding between the Federal Deposit Insurance Corporation and Sunrise Bank of California, dated May 17, 1994 filed as Exhibit 10.12 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, is hereby incorporated by reference. Memorandum was terminated following an examination on December 10, 1995.

10.13 Memorandum of Understanding between the Federal Reserve Bank of San Francisco and Sunrise Bancorp dated September 2, 1994, filed as exhibit
       10.13 to the registrants Annual Report on Form 10-K for the fiscal year ended December 31, 1994, is hereby incorporated by reference.

10.14 *Employment agreement dated May 1, 1995 between Sunrise Bancorp, Sunrise Bank of California and Hal Giomi.

21     Registrant's only subsidiary is Sunrise Bank of California.

23     Consent of Deloitte & Touche.

27     Financial Data Schedule.
_________________
*Indicates management
contract or compensatory
plan or arrangement.

 SIGNATURES


       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 26, 1996             SUNRISE BANCORP



                                  By:/s/ Harold G. Giomi
                                         Harold G. Giomi
                                         President and Chief Executive
                                         Officer

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/ Harold G. Giomi                 Date:  March 26, 1996
HAROLD G. GIOMI
President and Chief Executive Officer
(Principal Executive Officer)


/s/ Sarah Thompson                          Date:  March 26, 1996
SARAH THOMPSON
Senior Vice President and Chief
Financial Officer (Principal Financial
Officer and Principal Accounting
Officer).


/s/ Sean E. McCarthy                        Date:  March 26, 1996
SEAN E. MCCARTHY
Chairman of the Board

/s/ William M. Eames                        Date:  March 26, 1996
WILLIAM M. EAMES



/s/ Leon D. Lewis                           Date:  March 26, 1996
LEON D. LEWIS
Director


/s/ Donald E. Leary                         Date:  March 26, 1996
DONALD E. LEARY
Director


/s/ Anthony Pescetti                        Date:  March 26, 1996
ANTHONY PESCETTI
Director


/s/ Ron Pitamber                            Date:  March 26, 1996
RON PITAMBER
Director


/s/ Michael R. Randazzo, M.                 Date:  March 26, 1996
MICHAEL RANDY RANDAZZO, M.D.
Director


/s/ Paul C. Wagner                          Date:  March 26, 1996
PAUL C. WAGNER
Director

/S/ Doris A. Ward                           Date:  March 26, 1996
DORIS A. WARD
Director

                  SUNRISE PLAZA SHOPPING CENTER
                      c/o JIM B. DISMUKES
                    1610 ARDEN WAY, SUITE 102
                  SACRAMENTO, CALIFORNIA  95815
                   TELEPHONE:  (916) 920-1471


November 10, 1995

Via Facsimile & U.S. Mail

Hal Giomi, President and CEO
Sunrise Bank of California
#5 Sierragate Plaza
Roseville, California  95678

Re:  Citrus Heights Lease

Dear Mr. Giomi:

Thank you for your letter of November 8, 1995. In connection therewith, I am not able to accept your offer of a one (1) year lease extension at One Dollar and Sixty-Five Cents ($1.65) per square foot with a provision requiring a one hundred twenty (120) day notice for cancellation.

I am very interested in having the Sunrise Bank of California continue to lease the office and I certainly understand your concern over committing to
a long term lease.   As I explained to Paul Wagner when we met to discuss
the lease, I am currently faced with renewing my loan o the shopping center. Accordingly, long term leases are extremely important in my lease negotia-tions with the lender. However, a tenant with the credentials of the Sunrise Bank of California is also extremely important in my loan negotiations. Accordingly, I am prepared to offer you one (1) of two (2) options for a lease renewal.

Option 1. I would enter into a one (1) year lease extension at the current rent, including common area maintenance, with a provision requiring a one hundred twenty (120) day notice for either party to cancel the lease after the expiration of one (1) year. Accordingly, the minimum rental period would be one (1) year but Sunrise Bank of California could continue on a month to month basis after the one (1) year period of time with the provision of a one hundred twenty (120) day notice for cancellation.

Option 2. I would agree to into a three (3) year lease extension at One Dollar and Sixty-Five Cents ($1.65) per square foot, plus common area maintenance for 1996, with an annual increase equal to the Consumer Price Index over the base year. I can afford to lower the rent to One Dollar and Sixty-Five Cents ($1.65) per square foot to obtain the three (3) year leases term.

I am leaving town Saturday, November 11, 1995. Accordingly, I will only be available on Monday, November 13, 1995, to talk to you by telephone after which I will be going into the wilderness are for a week and will be unreachable by phone or mail for that week. Due to the fact that I do have a potential tenant and I am certain that Sunrise Bank of California would like to make a decision, it is necessary that I receive your acceptance or rejection by 5:00 p.m. on November 13, 1995 so that I can inform the real estate broker handling the transaction if the building is available. According, your prompt response would be very much appreciated. You can contact my secretary Ruth Minder, at (916) 920-1324. My fax number is (916) 920-5273.

I certainly hope that Sunrise Bank of California decides to remain at the Sunrise Plaza Shopping Center. You have been a very valuable and excellent tenant and I do not want to lose you. I do hope that you understand my predicament in connection with renewing my loan. Unfortunately, I will not be able to modify from the two (2) options set forth herein.

Than you very much for your time and attention to this matter.

Very truly yours,

SUNRISE PLAZA SHIPPING CENTER



BY: JIM B. DISMUKES
    Jim B. Dismukes

JBD:ram

__X___ Sunrise Bank of California hereby accepts Option 1 set forth hereinabove.

______ Sunrise Bank of California hereby accepts Option 2 set forth hereinabove.

______ Sunrise Bank of California hereby rejects Option 1 and Option 2 set forth hereinabove and will vacate the premises when the Lease expires on January 17, 1996.

                                            SUNRISE BANK OF CALIFORNIA
Date:  November 20, 1995            By:  Hal GiomI

THIS WARRANT MAY NOT BE TRANSFERRED, ASSIGNED, PLEDGED OR OTHERWISE ENCUMBERED AND ANY ATTEMPTED TRANSFER, ASSIGNMENT, PLEDGE OR
OTHER HYPOTHECATION SHALL BE VOID.
                                                           ------- Warrants

                             SUNRISE BANCORP

                         STOCK PURCHASE WARRANT

                     (Void after December 31, 1997)

                  Certificate Evidencing _____ Warrants

        (One Warrant is required for the purchase of two shares, subject to adjustment as provided below.)

This is to certify that, for value received and subject to the conditions herein set forth, _________________________ (the "Warrantholder"), is entitled to purchase, at any time after July 1, 1993 and before December 31, 1997, such number of shares of the Common Stock ("Common Stock") of Sunrise Bancorp (the "Company") (the "Warrants") as shall equal the number of Warrants evidenced by this certificate times two (such Shares purchasable upon exercise of the Warrants are herein called the "Warrant Shares"). The Purchase Price of each Warrant Share shall be determined and shall be adjusted from time to time, pursuant to the provisions hereinafter set forth (the "Purchase Price").

1.  Method of Exercise; Payment; Issuance of New Warrant.

    The purchase right represented by this Warrant may be exercised by the holder hereof, in whole or in increments for not less than ten shares, by the surrender of this Warrant (with the notice of exercise form attached hereto as Exhibit 1 duly executed) at the principal office of the Company and by the payment to the Company, by cash or a certified or official bank check, of an amount equal to the then applicable Purchase Price per share multiplied by the number of shares then being purchased. In the event of any exercise of the rights represented by this Warrant, certificates for the shares of stock so purchased shall be delivered to the holder thereof within a reasonable time and, unless this Warrant has been fully exercised or expired, a new Warrant representing the portion of the Shares, if any, with respect to which this Warrant shall not then have been exercised shall also be issued to the holder hereof within such reasonable time.

2.  Purchase Price; Expiration Date.

    This Warrant may be exercised at any time during the period beginning on July 1, 1993 and ending on December 31, 1997 at a Purchase Price of $5.00 per Warrant Share. This Warrant shall expire at 5:00 p.m. on December 31, 1997.

3.  Stock Fully Paid; Reservation of Shares.

    All Warrant Shares which may be issued upon the exercise of the rights represented by this Warrant will, upon issuance, be fully paid and nonassess-able, and free from all taxes, liens and charges with respect to the issue thereof. During the period within which the rights represented by this Warrant may be exercised, the Company will at all times have authorized, and reserved for the purpose of the issue upon exercise of the purchase rights evidenced by this Warrant, a sufficient number of shares of its Common Stock to provide for the exercise of the rights represented by this Warrant.

4.  Adjustment of Purchase Price and Number of Shares.

    The number and kind of securities purchasable upon the exercise of this Warrant and the Purchase Price shall be subject to adjustment from time to time upon the occurrence of certain events, as follows:

a. Reclassification, Consolidation or Merger. In case of any reclassifi-cation or change of outstanding securities of the class issuable upon exercise of this Warrant (other than a change in par value, or from par value to no par value, or from no par value to par value, or as a result of a subdivision or combination), or in case of any consolidation or merger of the Company with or into another corporation (other than a merger with another corporation in which the Company is a continuing corporation and which does not result in any reclassification or change of outstanding securities issuable upon exercise of this Warrant), or in case of any sale of all or substantially all of the assets of the Company, the Company, or such successor or purchasing corporation, as the case may be, shall execute a new Warrant, providing that the holder of this Warrant shall have the right to exercise such new Warrant and procure upon such exercise in lieu of each share of Common Stock theretofore issuable upon exercise of this Warrant the kind and amount of shares of stock, other securities, money and property receivable upon such reclassification, change, consolidation, or merger by a holder of one share of Common Stock. Such new Warrant shall provide for adjustments which shall be as nearly equivalent as may be practicable to the adjustments provided for in this Section 4. The provisions of this subjection (a) shall similarly apply to successive reclassifications, changes, consolidations, mergers and transfers.

    b. Subdivision or Combination of Shares. If the Company at any time while this Warrant remains outstanding and unexpired shall subdivide or combine its Common Stock, the Purchase Price shall be proportionately decreased in the case of subdivision or increased in the case of a combination.

    c.   Stock Dividends.    If the Company at any time while this Warrant is
outstanding and unexpired shall pay a dividend with respect to Common Stock payable in, or make any other distribution with respect to Common Stock (except any distribution specifically provided for in the foregoing sub-section (a) or (b)) of, Common Stock, then the Purchase Price shall be adjusted, from and after the date of determination of shareholders entitled to receive such dividend or distribution, to that price determined by multiplying the Purchase Price in effect immediately prior to such date of determination by a fraction (a) the numerator of which shall be the total number of shares of Common Stock outstanding immediately prior to such dividend or distribution, and (b) the denominator of which shall be the total number of shares of Common Stock outstanding immediately after such dividend or distribution.

    d. Adjustment of Number of Shares. Upon each adjustment in the Purchase Price, the number of shares of Common Stock purchasable hereunder shall be adjusted, to the nearest whole share, to the product obtained by multiplying the number of shares purchasable immediately prior to such adjustment in the Purchase Price by a fraction, the numerator of which shall be the Purchase Price immediately prior to such adjustment and the denominator of which shall be the Purchase Price immediately thereafter.

5.  Notice of Adjustment.

    Whenever any Purchase Price shall be adjusted pursuant to Section 4 hereof, the Company shall make a certificate signed by its chief financial officer setting forth, in reasonable detail, the event requiring the adjustment, the amount of the adjustment, the method by which such adjustment was calculated, and the Purchase Price or Prices after giving effect to such adjustment, and shall cause copies of such certificate to be mailed (by first class mail, postage prepaid) to the holder of this Warrant.

6.  Fractional Shares.

    No fractional shares of Common Stock will be issued in connection with any exercise hereunder, but in lieu of such fractional shares the Company shall make a cash payment therefor upon the basis of the Warrant price then in effect.

7. Compliance with Securities Act; Non-transferability of Warrant; Disposition of Shares of Common Stock.

    a. Compliance with Securities Act. The holder of this Warrant, by acceptance hereof, agrees that if this Warrant is exercised the Warrant Shares will be acquired for investment and that he will not offer, sell or otherwise dispose of the Warrant Shares except under circumstances which will not result in a violation of the Securities Act of 1933, as amended (the "Act") or the California Corporation Securities Law of 1968, as amended (the "Law"). Concurrently with the exercise of this Warrant, the holder hereof shall execute and deliver to the Company a copy of the Investment Representation Statement which is attached to this Warrant as Exhibit 2. All Warrant Shares shall (unless registered under the Act or qualified under the Law) be stamped or imprinted with a legend in substantially the following form:


         THE SHARES REPRESENTED BY THIS CERTIFICATE HAVE
         BEEN ACQUIRED FOR INVESTMENT AND HAVE NOT BEEN
         REGISTERED UNDER THE SECURITIES ACT OF 1933, AS
         AMENDED (THE "ACT") NOR QUALIFIED PURSUANT TO
         THE CALIFORNIA CORPORATE SECURITIES LAW OF 1968
         (THE "LAW") BASED UPON AVAILABLE EXEMPTIONS
         FROM REGISTRATION UNDER THE ACT AND
         QUALIFICATION UNDER THE LAW.  SUCH SHARES MAY
         NOT BE SOLD OR TRANSFERRED IN THE ABSENCE OF
         SUCH REGISTRATION AND QUALIFICATION, UNLESS THE
         COMPANY RECEIVES AN OPINION OF COUNSEL OR
         OTHER EVIDENCE REASONABLY ACCEPTABLE TO IT
         STATING THAT SUCH SALE OR TRANSFER IS EXEMPT
         FROM THE REGISTRATION AND PROSPECTUS DELIVERY
         REQUIREMENTS OF THE ACT AND FROM THE
         QUALIFICATION REQUIREMENTS UNDER THE LAW.

    b. Non-transferable Warrant. This Warrant is exercisable only by the original purchaser and may not be transferred, assigned, pledged or otherwise encumbered.

    c. Disposition of Shares of Common Stock. With respect to any offer, sale or other disposition of any Warrant Shares prior to registration or qualification of such shares, the holder thereof and holder of this Warrant agrees to give written notice to the Company prior thereto, describing briefly the proposed manner of offer, sale or other disposition, together with a written opinion of such holder's counsel, if requested by the Company, to the effect that such offer, sale or other disposition may be effected without registration or qualification (under the Act as then in effect or any federal or state law then in effect) of such Warrant Shares. The Company may issue stop transfer instructions it its transfer agent in connection with such restrictions.

8.  Rights of Shareholders.

    The holder of this Warrant shall not be entitled to vote or receive dividends or be deemed the holder of Common Stock or any other securities of the Company which may at any time be issuable on the exercise hereof for any purpose, nor shall anything contained herein be construed to confer upon the holder of this Warrant, as such, any of the rights of a shareholder of the Company or any right to vote for the election of directors or upon any matter submitted to shareholders at any meeting thereof, or to give or withhold consent to any corporate action (whether upon any recapitalization, issuance of stock, reclassification of stock, change of par value or change of stock to no par value, consolidation, merger, conveyance, or otherwise) or to receive notice of meetings, or to receive dividends or subscription rights or otherwise until the Warrant or Warrants shall have been exercised and the Warrant Shares purchasable upon the exercise hereof shall have been issued as provided herein.

              SUNRISE BANCORP

              BY:____________________________________
                   James R. Daley
                   President and
                   Chief Executive Officer



__________________, 1991

                            NOTICE OF EXERCISE

    The undersigned hereby exercises, according to the terms and conditions in the within Sunrise Bancorp Stock Purchase Warrant, ________________ of the Warrants evidenced thereby to acquire ________________ Shares of the Common Stock of Sunrise Bancorp at the Purchase Price of $5.00 per share, and herewith makes payment in full as required by the terms of the Stock Purchase Warrant of the total Purchase Price payable upon such exercise.

Date:_____________________, 19__.


                             ________________________________
                             Signature of Registered Owner
























                                 EXHIBIT 1

                          INVESTMENT REPRESENTATION STATEMENT

PURCHASER:

COMPANY:      SUNRISE BANCORP

SECURITY:          COMMON STOCK ISSUABLE UPON EXERCISE OF WARRANT
              DATED ________, 1991

AMOUNT:

DATE:         __________, 199_

In connection with the purchase of the above-listed Securities, I, the Purchaser, represent to the Company the following:

    (a) I am aware of the Company's business affairs and financial condition, and have acquired sufficient information about the Company to reach an informed and knowledgeable decision to acquire the Securities. I am purchasing these Securities for my own account for investment purposes only and not with a view to, or for the resale in connection with, any "distribution" thereof for purposes of the Securities Act of 1933 ("Securities Act").

    (b) I understand that the Securities have not been registered under the Securities Act in reliance upon a specific exemption therefrom, which exemption depends upon, among other things, the bona fide nature of my investment intent as expressed herein. In this connection, I understand that, in the view of the Securities and Exchange Commission ("SEC"), the statutory basis for such exemption may be unavailable if my representation was predicated solely upon a present intention to hold these Securities for the minimum capital gains period specified under tax statutes, for a deferred sale, for or until an increase or decrease in the market price of the Securities, or for a period of one year or any other fixed period in the future.

    (c) I further understand that the Securities must be held indefinitely unless subsequently registered under the Securities Act or unless an exemption from registration is otherwise available. Moreover, I understand that the Company is under no obligation to register the Securities. In addition, I understand that the certificate evidencing the Securities will be imprinted with a legend which prohibits the transfer of the Securities unless they are registered or such registration is not required in the opinion of counsel for the Company.


    (d) "I am aware of the provisions of Rule 144, promulgated under the Securities Act, which, in substance, permits limited public resale of "restricted securities acquired, directly or indirectly, from the issuer thereof (or from an affiliate of such issuer), in a non-public offering subject to the satisfaction of certain conditions, if applicable, including, among other things: the availability of certain public information about the Company; the resale occurring not less than two years after the party has purchased and paid for the securities to be sold; the sale being made through a broker in an unsolicited "broker's transaction" or in transactions directly with a "market maker"; and the amount of securities being sold during any three-month period not exceeding the specified limitations.

    (e) I further understand that in the event all of the requirements of Rule 144 are not satisfied, registration under the Securities Act, compliance with Regulation A, or some other registration exemption will be required; and that, notwithstanding the fact that Rule 144 is not exclusive, the Staff of the SEC has expressed its opinion that persons proposing to sell private placement securities other than in a registered offering and otherwise than pursuant to Rule 144 will have a substantial burden of proof in establishing that an exemption form registration is available for such offers or sales, and that such persons and their respective brokers who participate in such transactions do so at their own risk.

                                             SIGNATURE OF PURCHASER:

                                         ______________________________
                                                 Date:___________, 19__























                                 EXHIBIT 2
PAGE

                         EMPLOYMENT AGREEMENT



         THIS AGREEMENT is entered into this 25th day of October, 1995, by and between SUNRISE BANK OF CALIFORNIA, a California banking corporation ("Bank"), SUNRISE BANCORP, a California Corporation ("Bancorp") (collectively referred to herein after as "Employer"), and HAL GIOMI ("Employee"), and is effective retroactively to November 1, 1994.

         WHEREAS the parties hereto desire to enter into an agreement ("Agreement") for the purposes of engaging the services of Employee by reason of his experience, training and ability in the financial institution industry;

         Now, Therefore, it is mutually agreed as follows:


         1. Employment and Duties. Subject to receipt of either approval or non-disapproval of Employee from the banking regulatory agencies having jurisdiction over Employer, if required, Employer hereby employs Employee, and Employee hereby accepts employment with Employer, upon the terms and conditions hereinafter set forth. Employee is hereby employed as the President and Chief Executive Officer of Bank and Bancorp and shall perform the customary duties of a person in that position with a California financial institution and such other duties as may, from time to time, be reasonably requested of him by the boards of directors of either Employer.

         2. Appointment to Board of Directors. At the election of Employee, he shall be appointed to the Bank s and/or Bancorp s boards of directors as a director of Bank and/or Bancorp and shall remain as such for so long as Employee is elected to a position on the board by the shareholders of Bank and/or Bancorp, or until this Agreement has been terminated. During the term of Employee'selection to the boards of directors, Employee shall serve as a member of any or all committees to which he is appointed. Employee hereby agrees to accept these appointments to the boards of directors and to any committees of the boards and to fulfill all of Employee's duties as a board and committee member without additional compensation. Upon the termination of this Agreement by either Employee or Employer, Employee agrees to immediately resign from the board of directors of Bank and/or Bancorp. Further, all fringe benefits, such as insurance, shall be terminated on the last day of service of Employee, unless otherwise mandated by the terms of this Agreement, Employer's personnel policy, or any other benefit policies in effect at the time of such termination.

         3. Extent of Services. Employee shall donate his full time, attention and energies to the business of Employer, and shall not during the term of this Agreement be engaged in any other business activities, except personal investments, without the prior written consent of Employer.

         4. Term. The commencement of the Agreement shall be retroactive to November 1, 1994, and shall continue until February 28, 1995. Thereafter, the Agreement is deemed automatically extended for an additional term of one year, unless written notice of nonrenewal is provided by Employer by February 28th of the succeeding year.

         5. Regular Compensation. In consideration for services rendered under this Agreement, Employer shall pay to Employee a salary of eleven thousand eight hundred seventy-five dollars ($11,875) per month until May 1, 1995, when Employee's salary shall be increased to twelve thousand seven hundred eight dollars ($12,708) per month. Such compensation shall be payable in equal bi-weekly installments during the period of employment, prorated for any partial employment period. The issue of salary level and/or salary increases shall be negotiated with Employer during February of each year. employer, in its sole discretion, will determine the merit of the level of the salary and any proposed increases. The allocation between Bank and Bancorp for their respective share of Employee's salary shall be determined by the Bank's board of directors, in its sole discretion.

         6. Business Expenses. Employee shall be reimbursed for all ordinary and necessary documented expenses incurred by Employee in connection with his employment associated with managing the business of Employer which may be authorized from time to time by the boards of directors of Employer, including expenses for club membership, entertainment, travel and similar items. Travel and other expenses for attendance at conventions and banking education programs that are approved in advance by the board of directors shall also be reim-bursed. Employer will pay for or will reimburse Employee for such expenses upon presentation by Employee from time to time of receipts evidencing such expenditures and Employee's appropriate allocation between Bank and Bancorp.

         7. Automobile Allowance. Bank shall pay six hundred twenty-five dollars ($625) per month, at the beginning of each month, to Employee as an automobile allowance and to cover the expenses of maintaining Employee's automobile.

         8. Vacation. Employee shall be entitled to annual vacation leave at full pay at the discretion of Employee as time allows, so long as it is reasonable and does not jeopardize his responsibilities, of four (4) weeks during each full year of employment; provided that Employee each calendar year shall take as a portion of his vacation leave ten (10) consecutive business days. Employee shall be entitled to annual vacation on a pro rata bases in the event this Agreement is terminated prior to its term, as such term is defined in Section 4, herein. In no event may vacation to which Employee is entitled during one calendar year, but which in fact is not taken in a succeeding calendar year, be taken by Employee without obtaining the prior written approval of Employer by their boards of directors. Unless specified in this Agreement, the treatment of untaken vacation shall be governed by the personnel policies of Bank as set forth in the personal manual of Bank.

         9. Disability. If Employee becomes "temporarily disabled" during the employment term because of sickness, physical or mental disability, so that Employee is unable to perform Employee's duties hereunder, Employer agrees to integrate Employee's state disability insurance or worker's compensation insurance in order to ensure Employee will receive an amount equal to his total monthly salary for whichever of the following periods is the shortest: (a) sixty (60) days from the onset of the disability, or (b) until Employee is able to return to work. Employee shall be required to utilize all accrued and unpaid sick leave during the integration period. (For purposes of this Agreement, the term "temporarily disabled" shall mean the inability of Employee to substantially complete his duties and fulfill his obligations as set forth herein for a period of two (2) consecutive months.)

         10. Insurance. Bank hereby agrees to provide optional Employee/ Bank shared cost health insurance (including medical, dental, and vision coverage), long-term disability insurance, and a dependant care account during the term of this Agreement.

         11. 401K Program. Bank hereby agrees that Employee is eligible to participate in Bank's established 401K program in effect.

         12. Stock Options. In accordance with the Nonstatutory Stock Option Agreement between Bancorp and Employee dated November 7, 1994, (attached hereto as Exhibit A, the terms of which are incorporated herein by reference), Employee has been granted options to purchase eighty thousand (80,000) shares of the Common Stock of Bancorp under Bancorp's 1981 Amended and Restated Stock Option Plan. This agreement shall vest in accordance with the terms as stated in the Nonstatutory Stock Option Agreement. The issue of any additional incentive stock options shall be negotiated with Employer during February of each year, prior to renewal of this Agreement. Employer, in its sole discretion and subject to appropriate approvals, will determine the merit of awarding any additional
stock options.   Employee shall not have any of the rights of, nor be
treated as a shareholder with respect to the shares subject to this option until he has exercised the option and has become shareholder of record for those shares.

         13. Printed Material. All written, printed, visual or audio materials used by Employee in performing duties for Employer, other than Employee's personal notes and diaries, are and shall remain the property of Employer. Upon termination of employment, Employee shall return all such materials to Employer.

         14. Disclosure of Information. In the course of employment, Employee may have access to confidential information and trade secrets relating to Employer's business. Except as required in the course of employment of Employer, Employee shall not, without Employer's prior written consent, during employment by Employer or after termination of such employment, directly or indirectly disclose to anyone any confidential information relating to Employer or Sunrise Bancorp, or any financial information, trade secrets or "know-how" which is germane to the business and operations of Employer or Sunrise Bancorp. Employee recognizes and acknowledges that any financial information concerning any of Employer's customers, as it may exist from time to time, is strictly confidential and is a valuable, special and unique asset of Employers's business. Employee shall not, either before or after termination of this Agreement, disclose to anyone said financial information, or any part thereof, for any reason or purposes whatsoever.

         15. Noncompetition by Employee. During the term of this Agreement, Employee shall not, directly or indirectly, either as an employee, employer, consultant, agent, principal, partner, stockholder, corporate officer, directly, or in any other individual or representative capacity, engage or participate in any banking business competitive with that of Employer.

         16. Surety Bond. Employee agrees to furnish all information and take any other steps necessary to enable Employer to obtain or maintain a fidelity bond conditional on the rendering of a true account by Employee of all moneys, goods, or other property which may come into the custody, charge, or possession of Employee during the term of Employee's employment. The surety company issuing the bond and the amount of the bond must be acceptable to Employer. All premiums on the bond are to be paid by Employer. If Employee cannot personally qualify for a surety bond at any time during the term of this Agreement, Employer shall have the option to terminate this Agreement immediately.

         17. Moral Conduct. Employee agrees to conduct himself at all times with due regard to public conventions and morals, and in accordance with Employer's Conflict of Interest policy. He further agrees not to do or commit any act that would reasonably tend to degrade him or to bring him into public hatred, contempt or ridicule, or that will reasonably tend to shock or offend the community, or to prejudice Employer or the banking industry in general.

         18.  Termination of Agreement.

         (a) Termination for Cause. Employer reserves the right to terminate this Agreement "for cause." Termination for cause shall include, but not be limited to, termination because of Employee's (i) personal dishonesty, (ii) incompetence, (iii) willful misconduct, (iv) breach of fiduciary duty involving personal profit, (v) material breach of any of the terms of this Agreement, (vii) willful or negligent violation of any law
(other than minor traffic violations or similar offenses), rule, regulation, cease-and-desist order or any other regulatory order or agreement Employer enters into with their banking regulatory agencies. In addition, Employer reserves the right to terminate this Agreement "for cause" in the event that actions are affected by any regulatory agency having jurisdiction to remove or suspend Employee from office, whether or not such actions have become final.

       (b) Statutory Grounds for Termination. This Agreement shall terminate immediately upon the occurrence of any of the following events, which events are described in sections 2290 and 2921 of the California
Labor Code:
            (1) The occurrence of circumstances that make it impossible or impractical for the business of Employer to be continued;

            (2)   The death of Employee;

            (3) The loss of Employee of legal capacity. This does not affect Employee's rights under Paragraph 9 of this Agreement;

            (4)   The loss by Employer of legal capacity to contract;

            (5) Subject to Paragraph 9 of this Agreement, the continued incapacity on the part of Employee under this Agreement, unless waived by Employer; or

            (6) The willful or permanent breach by Employee of the obligations owed to Employer.

      (c) Termination for Bankruptcy. This Agreement may be terminated immediately by either party at the option of either party and without prejudice to any other remedy to which either party may be entitled at law, in equity or under this Agreement, if either party:

            (1) Files a petition in bankruptcy court or is adjudicated a bankrupt;

            (2) Institutes or suffers to be instituted against him any procedure in bankruptcy court for reorganization or rearrangement of his financial affairs;

            (3) Has a receiver of his assets or property appointed because of insolvency; or

            (4)   Makes a general assignment for the benefit of creditors.

       (d) Death of Employee. If Employee dies during the Term of this Agreement, this Agreement shall be terminated as of the date of his death.

   19. Severance Pay. Upon termination of this Agreement (i) by Employee for any reason or (ii) by Employer pursuant to Paragraphs 18(a), (b) or (c) of this Agreement, Employee shall not receive any severance payment of any sort or any bonus for the calendar year in which termination is effected. However, upon termination of this Agreement by Employer on any basis other than pursuant to Paragraphs 18(a), (b) or (c), Employee shall receive a cash severance payment in the amount equal to six (6) months' salary at the current salary rate of Employee in effect immediately preceding such termina-
tion.   The  allocation between Bank and Bancorp for their respective share of Employee's severance payment shall be determined by the Bank's board of directors, in its sole discretion.

    20. Notices. Any notice to Employer required or permitted under this Agreement shall be given in writing to Employer, either by personal service or by certified mail, postage prepaid, addressed to the respective Chairman of the board of directors of Bank and Bancorp at their then principal places of business. Any such notice to Employee shall be given in like manner and, if mailed, shall be addressed to Employee at Employee's home address then shown on Employer's files. For the purpose of determining compliance with any time limit in this Agreement, a notice shall be deemed to have been duly given (a) on the date of service, if personally served on the party to whom notice is to be given, or (b) the second business day after mailing, if mailed to the party to whom notice is to be given in the manner provided in this Paragraph.

   21. Nonassignability. Neither this Agreement nor any right or interest hereunder shall be assignable by Employee, his beneficiaries or legal representatives without Employer's prior written consent; provided, however, that nothing in this Paragraph 21 shall preclude (i) Employee from designa-ting a beneficiary to receive any benefit payable hereunder upon his death, or (ii) the executors, administrators, or other legal representatives of Employee or his estate from assigning any rights hereunder to the person or persons entitled thereto.

    22. No Attachment. Except as required by law, no right to receive payments under this Agreement shall be subject to anticipation, commutation, alienation, sale, assignment, encumbrance, charge, pledge or hypothecation or to execution, attachment, levy or similar process or assignment by operation of law, and any attempt, voluntary or involuntary, to effect any such action shall be null, void and of no effect.

    23. Binding Agreement. This Agreement shall be binding upon, and inure to the benefit of, Employee and Employer and their respective permitted successors and assigns.

    24.  Modification and Waiver.

         (a) Amendment of Agreement. This Agreement may not be modified or amended except by an instrument in writing signed by the parties hereto.

         (b) Waiver. No term or condition of this Agreement shall be deemed to have been waived nor shall there be any estoppel against the enforcement of any provision of this Agreement, except by written instrument of the party charged with such waiver or estoppel. No such written waiver shall be deemed a continuing waiver unless specifically stated therein, and each such waiver shall operate only as to the specific term or condition for the future or as to any act other than that specifically waived. No delay in exercising any rights shall be construed as a waiver nor shall a waiver on one such occasion operate as a waiver of such right on any future occasion.

   25. Entire Agreement. This Agreement supersedes any other agreements, either oral or in writing, between the parties hereto with respect to the employment of Employee by Employer and contains all of the covenants and agreements between the parties with respect to such employment in any manner whatsoever. Each party to this Agreement acknowledges that no representations, inducements, promises or agreements, orally or otherwise, have been made by any party, or anyone acting on behalf of any party, which are not embodied herein, and that no other agreement, statement or promise not contained in this Agreement shall be valid and binding. Any modification of this Agreement will be effective only if it is in writing signed by the party to be charged.

         26. Partial Invalidity. If any provision in this Agreement is held by a court of competent jurisdiction to be invalid, void or unenforceable, the remaining provisions shall nevertheless continue in full force without being impaired or invalidated in any way.

         27. Governing Law. This Agreement shall be governed by, and con-strued in accordance with, the laws of the State of California.

         28. Injunctive Relief. Employer and Employee acknowledge and agree that the services to be performed under this Agreement are of a special, unique, unusual, extraordinary and intellectual character which give them a peculiar value, the loss of which cannot be reasonably or adequately compen-sated in damages in an action at law. Employer and Employee therefore expressly agree that Employer and Employee, in addition to any other rights or remedies which Employer and Employee may possess, shall be entitled to injunctive and other equitable relief to prevent a breach of this Agreementby Employee and Employer.

         29. Ambiguities. The Agreement has been negotiated at arm's length between persons sophisticated and knowledgeable in the matters dealt with herein. Each party has cooperated and participated in the drafting and preparation of this Agreement. Any rule of law, including, without limitation, Civil Code Section 1654, or legal decision that would require interpretation of any ambiguities in this Agreement against the drafting party is not applicable and is waived. The provisions of this Agreement shall be interpreted in a reasonable manner to effect the purpose of the parties. In the interpretation of this Agreement or any of its terms, both parties shall be construed to be equally responsible for the drafting and preparation of the same.

         30. Advice of Legal Counsel. Each party to this Agreement has consulted with, or had the opportunity to consult with, legal counsel concerning all paragraphs of this Agreement. Each party has read this Agreement, and has been fully advised by legal counsel with respect to the rights and obligations under the Agreement, or has had the opportunity to obtain such advice. Each party is fully aware of the intent and legal effect of the Agreement, and has not been influenced to any extent whatsoever by any representation or consideration other than as stated herein. After consultation with and advice from, or the opportunity for consultation with and advice from, legal counsel, each and every party voluntarily enters into this Agreement.

         31.  Resolution of Disputes and Waiver of Jury Trial.

              31.1. Definition of Disputes. Any and all claims or controversies arising out of, relating to, or pertaining to this Agreement, the Nonstatutory Stock Option Agreement, or the breach thereof of either agreement ("dispute") shall be resolved as provided in this paragraph. The parties agree that no party shall have the right to sue any other party regarding a dispute except as provided in this paragraph. The parties further agree, to the fullest extent permitted by law, that each party waives any right to a trial by jury in any action, proceeding or counterclaim of any kind arising out of, relating to, or pertaining to this Agreement or the Nonstatutory Stock Option Agreement.

              31.2. Binding Arbitration. Any dispute between the parties shall be submitted to, and be conclusively determined by, binding arbitration in accordance with this paragraph. The provisions of this paragraph shall not preclude any party from seeking injunctive or other provisional or equitable relief in order to preserve the status quo of the parties pending resolution of the dispute, and the filing of an action seeking injunctive or other provisional relief shall not be construed as a waiver of that party's arbitration rights. Any party seeking such relief, must immediately file a motion for preliminary injunction and following a determination of the motion, the action shall be stayed pending completion of the arbitration.

              31.3. Selection of Arbitrator(s). The parties shall endeavor in good faith to select a single arbitrator. If they fail to do so within ten
(10) days of the notice demanding arbitration, each party shall have an additional period of ten (10) days in which to appoint an arbitrator and those arbitrators within ten (10) days shall select an additional arbi-trator. If any party fails to appoint an arbitrator or if the arbitrators initially selected by the parties fail to appoint an additional arbitrator within the time specified herein, any party may apply to have an arbitrator appointed for the party who has failed to appoint, or to have the additional arbitrator appointed in accordance with California Code of Civil Procedure section 1281.6.

              31.4. Location of Arbitration. Any arbitration hearing shall be conducted in Sacramento or Placer County, California.

              31.5. Applicable Law. The law applicable to the arbitration of any dispute shall be the law of the State of California, excluding its conflicts of law rules, its rules of civil procedure (unless otherwise incorporated in this paragraph) and its laws of evidence.

              31.6. Arbitration Procedures. Except as otherwise provided in this paragraph, the arbitration shall be governed by the following:

                   (a) The parties shall submit to the arbitration all written, documentary or other evidence and oral testimony as is reasonably necessary for a proper resolution of the dispute. Copies of all written submittals shall be provided to the arbitrator(s) and all parties. Neither party shall be entitled to conduct discovery and the discovery provisions in California Civil Code of Procedure sections 1283.1 and 1283.05 are waived. The arbitrator(s) shall conduct such hearings as they consider necessary, may require the submission of briefs or points and authorities and may submit written questions to the parties. The parties shall respond to such questions in writing. If a question is addressed to an individual or fewer than all parties, copies of the question and the answer thereto shall be served on the other parties.

                   (b) At the hearing, any relevant evidence may be presented by any party, and the formal rules of evidence applicable to judicial proceedings shall not govern. Evidence may be admitted or excluded in the sole discretion of the arbitrator(s). Except as provided above, the arbi-tration procedures set forth in the California Arbitration Act (Code Civ. Proc., #1282 et seq.) shall apply to the arbitration.

                   (c) The arbitration shall proceed with due dispatch and a decision shall be rendered within sixty (60) days after the appointment of the final arbitrator. Such decision shall be in such written form that a judgment may be entered on it in any court of competent jurisdiction in the State of California. Any decision of the arbitrators shall be subject to the limitations set forth in paragraph 31.7.

              31.7.  Limitation on Scope of Arbitrators' Award or Decision.
The arbitrators' decision shall pertain and be limited to the claims submit-ted to the arbitrators in the demand for arbitration. In no event shall the arbitrator(s)' award include any component of punitive or exemplary damages. The arbitrators award may be reviewed by the appropriate superior and appellate courts for errors in law. Such errors in law would not include the arbi-trator(s)' rulings concerning procedural or evidentiary matters, but may only be a review of errors in application of the substantive law at issue in the dispute.

              31.8. Costs of Arbitration. Each party shall pay the costs of the arbitrator chosen by it and the losing party shall bear all other costs of arbitration.

         32. Attorneys' Fees; Prejudgment Interest. If the services of an attorney are required by any party to secure the performance of this Agreement or otherwise upon the breach or default of another party to this Agreement, or if any judicial remedy or arbitration is necessary to enforce or interpret any provision of this Agreement or the rights and duties of any person in relation thereto, the prevailing party shall be entitled to reasonable attorneys' fees, costs and other expenses, in addition to any other relief to which such party may be entitled. Any award of damages following judicial remedy or arbitration as a result of the breach of this Agreement or any of its provisions shall include an award of prejudgment interest from the date of the breach at the maximum amount of interest allowed by law. If the services of an attorney are required by any party to secure the performance of this Agreement or otherwise upon the breach or default of another party to this Agreement, or if any judi-cial remedy or arbitration is necessary to enforce or interpret any provision of this Agreement or the rights and duties of any person in relation thereto, the prevailing party shall be entitled to reasonable attorneys' fees, costs and other expenses, in addition to any other relief to which such party may be entitled. Any award of damages following judicial remedy or arbitration as a result of the breach of this Agreement or any of its provisions shall include an award of prejudgment interest from the date of the breach at the maximum amount of interest allowed by law.

         33. Banking Regulatory Agencies. The obligations and rights of the parties hereunder are expressly conditioned upon the approval or non-disapproval of (i) this Agreement and/or (ii) Employee, in the event such approvals are required, by those banking regulatory agencies which have jurisdiction over Employer.


 Dated:  ____________________                           EMPLOYER

                                                 SUNRISE BANK OF CALIFORNIA


                                                 By:

                                                               Paul C. Wagner
                                                 Director and Chairman of the
                                                       Compensation Committee


 Dated:  ____________________                    SUNRISE BANCORP


                                                  By:
                                                                 Paul C. Wagner
                                                   Director and Chairman of the
                                                         Compensation Committee


     Dated:  ____________________           EMPLOYEE


                                               By:

                                                                     Hal Giomi

     INDEPENDENT AUDITORS' CONSENT

     We consent to the incorporation by reference in Registration Statements Nos, 2-90780, 33-21694 and 33-80460 of Sunrise Bancorp on Form S-8 of our report dated February 9, 1996 appearing in this Annual Report on Form 10-K of Sunrise Bancorp for the year ended December 31, 1995.





     DELOITTE & TOUCHE LLP

     Sacramento, California
     March 29, 1996