Form 10-Q
period 1996-03-31
SUNRISE BANCORP
filed 1996-05-16
CIK 701709

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                 FORM 10-Q


  X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period Ended: March 31, 1996 Commission File Number: 0-10773

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

                        YES    x              No

Number of shares of Common Stock issued and outstanding as of
May 8, 1996:  4,263,298

                             SUNRISE BANCORP

                      QUARTERLY REPORT ON FORM 10-Q

                                  INDEX



                                                            Page No.

PART I  FINANCIAL INFORMATION

Item 1  Financial Statements:
        Consolidated Condensed Statements of Condition
        March 31, 1996, and December 31, 1995                  3

        Consolidated Condensed Statements of Operations
        for the three months ended March 31, 1996
        and 1995                                               4

        Consolidated Condensed Statements of Cash Flows for
        the three months ended March 31, 1996 and 1995         5

        Notes to Consolidated Condensed Financial Statements   6

Item 2  Management's Discussion and Analysis of
        Financial Condition and Results of Operations          7

PART II OTHER INFORMATION

Item 6  Exhibits and Report on Form 8-K                       14


SIGNATURES                                                    15

                          ITEM 1 FINANCIAL STATEMENTS

                         SUNRISE BANCORP AND SUBSIDIARY

                  Consolidated Condensed Statements of Condition
                       March 31, 1996 and December 31, 1995


(dollar amounts in thousands except per share data)
                                                         March 31,          December 31
                                                            1996              1995
Assets                                                  (Unaudited)
- ------                                                  -----------         -----------

Cash and due from banks                                       $3,528            $3,726
Federal funds sold and repurchase agreements                  23,000             29000
Investment securities held to maturity                        19,772            20,273
(market value $19,002 at March 31, 1996 and $19,944
  at December 31, 1995)

Loans                                                         67,562            66,765
Less allowance for loan losses                                 2,462             2,505
                                                              ------            ------
    Net loans                                                 65,100            64,260
                                                              ------            ------
Premises and equipment                                           776               873
Other real estate owned                                          819               692
Other assets                                                   2,292             2,160

                                                            $115,287          $120,984
                                                            ========         ========
Liabilities and Shareholders' Equity

Deposit liabilities:
  Noninterest bearing                                        $13,635           $13,808
  Interest bearing                                            84,708            90,075
                                                             -------           -------
    Total deposit liabilities                                 98,343           103,883

Borrowings                                                        -                 -
Other liabilities                                                414               612
                                                             -------           -------
    Total liabilities                                         98,757           104,495

Shareholders' equity:
  Preferred stock, no par value. Authorized
    20,000,000 shares; none issued                                -                 -
  Common stock, no par value. Authorized
    20,000,000 shares; issued 4,263,298 shares
    in 1996  and 1995                                         18,327            18,327
  Retained earnings                                           (1,797)           (1,838)
                                                              ------            ------

    Total shareholders' equity                                16,530            16,489
                                                            --------           -------
                                                            $115,287          $120,984
                                                            ========          ========

See accompanying notes to consolidated financial statements.



                     SUNRISE BANCORP AND SUBSIDIARY

              Consolidated Condensed Statements of Operations
              For the three and ended March 31, 1996 and 1995
                             (unaudited)

(dollar amounts in thousands,                           Three months
    except per share data)                             ended March 31
                                                     1996            1995
                                                     ----            ----
 Interest income:
   Interest on loans                               $1,590          $1,918
   Interest on investment securities                  275             737
   Interest on federal funds sold and repos           410              24
                                                   ------          ------
     Total interest income                          2,275           2,679
                                                   ------          ------
 Interest expense:
   Interest on deposit liabilities                    857             762
   Interest on other borrowings                         -             117
                                                   ------          ------

     Total interest expense                           857             879
                                                   ------          ------
     Net interest income                            1,418           1,800
 Provision for loan losses                              -               -
                                                   ------          ------
     Net interest income after provision for        1,418           1,800
      loan losses                                  ------          ------
 Other income:
   Service charges and fees                            86              96
   Loan sales                                           -               -
   Other                                               76              (3)
                                                   ------          ------
     Total other income                               162              93
                                                   ------          ------
 Other expenses:
   Salaries and employee benefits                     667             765
   Occupancy                                          263             275
   Furniture and equipment                            104             152
   Other                                              460             610
                                                   ------          ------
     Total other expenses                           1,494           1,802
                                                   ------          ------
 Net income (loss) before provision for income taxes   86              91
 Provision (benefit) for income taxes                  45              38
                                                   ------          ------
 Net income (loss)                                    $41             $53
                                                   ======          ======
 Net income (loss) per share                        $0.01           $0.01
                                                   ======          ======

 See accompanying notes to consolidated financial statements.

                             SUNRISE BANCORP AND SUBSIDIARY

                     Consolidated Condensed Statements of Cash Flows
                    For the three months ended March 31, 1996 and 1995
                                       (unaudited)
   (dollar amounts in thousands)                                       Three months
                                                                       ended March 31,
                                                                      1996         1995
                                                                      ----         ----
   Operating activities:
      Net Income                                                       $41          $53
      Adjustments to reconcile net income to net cash
         provided (used) by operating activities:
            Accretion of deferred loan fees and costs                   10            3
            Provision for loan and other real estate owned losses        -           75
            Depreciation and amortization                              114          192
            Net change in other assets                                (132)         426
            Net change in other liabilities                           (198)        (658)
                                                                     ------       ------
            Net cash (used) provided  by operating activities         (165)          91

                                                                     ------       ------
   Investing activities:
      Purchases of investment securities                                 -            -
      Maturities and repayments of investment securities               484        5,078
      Net (increase) decrease in loans                              (1,322)       2,728
      Net sales of other real estate owned                             345          580
      Net purchases of premises and equipment                            -            -
                                                                     ------       ------

         Net cash (used) provided by investing activities             (493)       8,386
                                                                     ------       ------
   Financing activities:
      Increase (decrease) in deposit liabilities                    (5,540)       5,381
      Decrease in other borrowing                                        -       (7,048)
                                                                     ------       ------
         Net cash provided (used)  by financing activities          (5,540)      (1,667)
                                                                     ------       ------

   (Decrease) increase in cash and cash equivalents                 (6,198)       6,810
   Cash and cash equivalents at beginning of period                 32,726        6,367
                                                                   --------     --------


   Cash and cash equivalents at end of period                      $26,528      $13,177
                                                                   ========     ========

   Supplemental disclosures of cash flow information:
      Cash paid during the period for:
         Interest                                                     $876         $903
                                                                   ========     ========

         Income taxes paid (refunded)                                   $2           $3
                                                                   ========     ========

   Supplemental schedule of noncash investing and
          financing activities:
      Other real estate owned acquired through foreclosure
         on assets securing loans                                     $472         $376
                                                                   ========     ========

   See accompanying notes to consolidated condensed financial statements.

                          SUNRISE BANCORP AND SUBSIDIARY

                 NOTES TO CONSOLIDATED CONDENSED FINANCIAL
STATEMENTS
                                   MARCH 31, 1996
                                    (UNAUDITED)

1)  Financial Statement Presentation
    --------------------------------

    The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1996, are not necessarily indicative of the results that may be expected for the year ended December 31, 1996.

    The consolidated condensed financial statements include the accounts of Sunrise Bancorp (the "Company") and its wholly-owned subsidiary, Sunrise Bank of California (the "Bank"), with all material intercompany accounts and transactions eliminated. For further information refer to the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

2)  Contingent Liabilities
    ----------------------

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION
         AND RESULTS OF OPERATIONS


The following information concerns the consolidated financial condition and results of operations of the Company and relates primarily to the Bank. This information should be read in conjunction with the Consolidated Financial Statements and the 1995 Annual Report on Form 10-K.

Liquidity
- ---------

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

Cash and cash equivalents equaled $26,528,000, at March 31, 1996, and $32,726,000 at December 31, 1995, and investment securities equaled $19,772,000 and $20,273,000, respectively. The decrease in cash and cash equivalents was due to the funding of maturing certificates of deposits.

As an additional source of liquidity, the Bank is eligible to borrow funds on an overnight basis from the Federal Reserve Bank of San Francisco and several broker/dealers. The maximum available advance is dependent upon the amount of the Bank's investment securities and loans pledged to collateralize such borrowings. At March 31, 1996, the Bank had no borrowings against these lines of credit.

Interest Rate Sensitivity
- -------------------------

Interest rate sensitivity is a measure of the relationship between a change in market interest rates and a resultant change in net interest income due to the repricing and/or maturity characteristics of the assets and liabilities of the Company. As a result of industry deregulation, the Bank can vary the rates and, to a limited degree, the terms of the deposits it offers in order to acquire the funds necessary for lending and other operations. The rates the Bank pays on these deposits vary, but generally are set at a slight premium over the rates paid by large commercial banks. While the Bank cannot match each of its assets with specific funding sources, it does monitor the aggregate maturities and interest rate sensitivities of all its investments, loans and deposits within specified time frames.

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

The following table illustrates the cumulative repricing/maturity intervals of all interest earning assets and interest bearing liabilities over several time frames and the cumulative gap at March 31, 1996. The table does not include noninterest-bearing accounts as they involve no explicit payment of interest. The table does not necessarily indicate the impact of general interest rate movement on net interest income since the repricing of various categories of assets and liabilities is subject to competitive pressures. Interest earning assets include variable rate instruments which are presented in time frames that correspond to the earlier of initial repricing dates or scheduled principal amortization maturity dates, and fixed rate instruments which are presented in time frames that correspond to scheduled principal amortization or maturity dates. All interest bearing liabilities, other than time deposits, have variable rates of interest that are repriceable immediately. Time deposits are presented in timeframes that correspond to scheduled maturity dates.


- --------------------------------------------------------------------------------
(dollar amounts in thousands)
                                  3 months     3-12     1-5     After
 March 31, 1996          One day   or less   months   years   5 years    Totals
- --------------------------------------------------------------------------------

Interest earning assets:

  Loans                  $35,867    13,065   4,888  12,830      1,094   67,744

  Investment
  securities                   0       450   1,350  17,972          0   19,772
  Federal funds sold and
   repurchase agreements   3,000    20,000       0       0          0   23,000

  Total interest earning
   assets                $38,867    33,515   6,238  30,802      1,094  110,516


Interest bearing liabilities:

  Savings accounts        $1,122        0        0       0          0    1,122

  Interest checking
    accounts              32,059        0        0       0          0   32,059

  Money market deposit
     accounts             21,452        0        0       0          0   21,452

  Time deposits of
  $100,000 or more             0    3,353    5,503     694          0    9,550

  Other time deposits          0    7,328   11,242   1,955          0   20,525


  Other borrowings             0        0        0       0          0        0

    Total interest
    bearing liabilities  $54,633   10,681   16,745   2,649          0   84,708

    Current gap          (15,766)  22,834  (10,507) 28,153      1,094   25,808

    Cumulative gap      $(15,766) ( 7,068) ( 3,439) 24,714     24,808   25,808


Capital Resources
- -----------------

The Federal Reserve Board and the FDIC established final risk-based and leverage capital guidelines for bank holding companies and banks. These guidelines created a framework wherein balance sheet assets and certain off-balance sheet commitments are weighted by risk and compared to capital. Capital is assigned to tiers with common equity included in Tier 1 capital and a portion of the allowance for credit losses included in Tier 2 capital or total capital. On March 31, 1996, the minimum required ratio for qualifying total capital was 8.0%, of which 4.0% must be Tier 1 capital. Additionally, a 3% minimum leverage ratio of Tier 1 capital to average total assets for the most recent quarter must be maintained. Banking organizations anticipating significant asset growth or which are not highly rated by their primary federal regulators are expected to maintain leverage ratios 1% to 2% in excess of the minimum. Capital ratios for both the Company and the Bank at March 31, 1996, exceeded the current regulatory requirements.

The following table illustrates various capital ratios of the Bank and the Company (on a consolidated basis) as of March 31, 1996 and December 31, 1995:


                           As of March 31, 1996   As of December 31, 1995

                               Bank     Company          Bank     Company
                               ----     -------          ----     -------

Leverage ratio                12.24%     13.39%        10.98%      11.75%

Tier 1 Capital to
risk-weighted assets          19.16%     19.44%        15.69%      17.05%

Total Capital to
risk-weighted assets          20.41%     20.64%        16.95%      18.31%

On April 15, 1996, the Company reported on a Current Report on Form 8-K
(dated April 8, 1996) that the Company and ValliCorp Holdings, Inc. ("ValliCorp") jointly announced that they had signed a nonbinding letter of intent calling for the Company to merge into ValliCorp. On May 15, 1996, ValliCorp and the Company jointly announced that they were terminatng further discussion concerning a possible merger. The Board of Directors will continue to consider various strategies designed to enhance shareholders value, relating to a possible sale, merger or consolidation transaction with a third party. Smith and Crowley Inc., an investment banking firm, consultants and other professionals advise the Board of Directors in the process of determining the best interest of the Company and the Company's shareholders with respect to such possible transactions. There can be no assurance that the Board of Directors will negotiate a sale, merger or consolidation transaction involving the Company and a third party, or the timing for the completion of an such transaction.

Regulatory Matters
- ------------------

As a result of an examination of the Company conducted by the Federal Reserve Bank ("FRB") as of December 31, 1993, the Company entered into a Memorandum of

Understanding with the Federal Reserve Bank.  The FRB Memorandum requires the
Company: (i) to submit a policy for receiving dividends from the Bank; (ii) to submit a capital plan; (iii) to submit a plan to manage the Company's and the Bank's growth; (iv) to submit annual budgets; (v) to submit an explanation of certain management and service fees; (vi) to obtain prior approval to declare or pay any dividends; and (vii) to submit quarterly written progress reports. As a result of an examination of the Company conducted by the Federal Reserve Bank as of December 31, 1994, the FRB memorandum remains in effect and unchanged. Management believes the Company is in substantial compliance with the terms and conditions of the FRB memorandum.

Results of Operations
- ---------------------

The Company recorded consolidated net income of $41,000 ($.01 per share) for the three months ended March 31, 1996, compared to net income of $53,000 ($.01 per share) for the three months ended March 31, 1995.

The following table illustrates the net income of the Company and the Bank on a stand-alone basis for the three months ended March 31, 1996 and 1995:

                                Three months ended
                                    March 31,

(dollar amounts in thousands)      1996       1995
                                   ----       ----

Company                           $ (20)    $   48

Bank                                 61          5
                                  -----      -----
Consolidated net income (loss)    $  41      $  53
                                  =====      =====



The decreased net income for the three months ended March 31, 1996, over the same period in 1995 was due to decreased interest income, decreased income from operations and expenses related to the decrease of average assets of $20,669,000.

Net Interest Income
- -------------------

Net interest income, the difference between interest earned on loans and other investments and interest paid on deposits and other borrowings, is the most significant component of the Company's revenues. The Company's net interest income before provision for loan losses was $1,418,000 in the first three months ended March 31, 1996, compared to $1,800,000 for the three months ended March 31, 1995, which is a $382,000 (or 21%) decrease. The decrease in net interest income was the result of a decrease in average earning assets (see table on next page) of the Company of $15,609,000, or 12%, and a decrease in the net interest margin from 5.50% to 4.92%.

The following table sets forth average assets, major deposit categories, other liabilities and shareholders' equity; interest income earned and interest expense paid; average rates earned and expensed and the net interest margin for the three months ended March 31, 1996 and 1995:


                                                 1996                            1995
                                     ---------------------------    ---------------------------
                                     Average             Average    Average             Average
(dollar amounts in thousands)        Balance    Interest  Yield     Balance    Interest
Yield
                                    ----------------------------    ---------------------------

Assets:
  Interest earning assets:
    Loans (1)                        $66,067    $1,590     9.68%    $79,946    $1,918    9.65%
    Investment securities             20,045       275     5.52%     49,979       737    5.93%
    Federal funds sold and securities
        purchased under agreements to 29,921       410     5.51%      1,717        24    5.62%
    Interest bearing deposits              0         0     0.00%          0         0    0.00%
                                    --------    ------             --------    ------

      Total interest earning assets  116,033    $2,275     7.89%    131,642    $2,679    8.18%
                                                ------                         ------
  Allowance for loan losses           (2,483)                        (4,110)
  Cash and due from banks              4,199                          6,785
  Premises and equipment and other as  3,866                          7,967

                                    $121,615                       $142,284
                                    ========                       ========


Liabilities and Shareholders' Equity:
  Interest bearing liabilities:
    Savings accounts                  $1,074        $7     2.62%     $1,003        $7    2.81%
    Interest checking accounts        34,279       231     2.71%     32,982       221    2.69%
    Money market deposit accounts     25,081       190     3.05%     29,351       214    2.93%
    Time deposits                     30,274       429     5.70%     24,625       320    5.23%
    Other borrowings                       0         0     0.00%      8,530       117    5.52%
                                    --------    ------             --------    ------
      Total interest bearing          90,708       857     3.80%     96,491       879    3.66%
        liabilitiies                            ------                         ------
  Demand deposits                     13,855                         26,783
  Other liabilities                      488                            932
                                    --------                       --------
      Total liabilities              105,051                        124,206
 Shareholders' equity                 16,564                         18,078
                                    --------                       --------
                                    $121,615                       $142,284
                                    ========                       ========

Net interest income and margin (2)              $1,418     4.92%               $1,800    5.50%
                                                ======                         ======


(1) Average loans include nonaccrual loans.

(2) Net interest margin is computed by dividing net interest income by total average interest earning assets and is annualized.

The following table shows the approximate effect on net interest income of volume and rate changes for the three months ended March 31, 1996 and 1995.
Changes which are the combine results of voluem an rate changes are allocated in proportion to the volume and rate changes.

  (dollar amounts in thousands)                               1996 vs. 1995

                                                Volume        Rate       Total
                                                ------        ----       -----

  Increase (decrease) in interest income:
    Loans                                        ($334)         $6       ($328)
    Investment securities                         (414)        (48)       (462)
    Federal funds sold                             386           0         386
    Interest bearing deposits                        0           0           0
                                                -------       -----      ------
                                                  (362)        (42)       (404)
                                                -------       -----      ------

  Increase (decrease) in interest expense:
    Savings accounts                                 0           0           0
    Interest checking accounts                       9           1          10
    Money market deposit accounts                  (32)          8         (24)
    Time deposits                                   78          31         109
    Other borrowings                               (59)        (59)       (117)
                                                -------       -----      ------
                                                    (4)        (19)        (22)
                                                -------       -----      ------

      Change in net interest income              ($358)       ($23)      ($382)
                                                =======       =====      ======


Provision for Loan Losses and Asset Quality
- -------------------------------------------

At March 31, 1996, the allowance for loan losses was $2,462,000 or 3.64% of outstanding loans. Due to the decrease in total loans and improved asset quality, no provisions were added to the allowance for a loan losses for the three months ended March 31, 1996 or March 31, 1995.

The following unaudited table sets forth certain information concerning nonaccrual, past due and other real estate owned:

(dollar amounts in thousands, except percentages)

                                      March 31,    December 31,    March 31,
                                          1996            1995         1995
                                      --------     -----------     --------

Nonaccrual loans                        $2,626          $3,228       $5,696
Accruing loans past due 90 days or more     66              89            4
Other real estate owned (including
 in-substance foreclosures)                819             692        2,553
                                        ------          ------       ------
Total nonperforming assets              $3,514          $4,009       $8,253
                                        ======          ======       ======

Percentage of average assets             2.89%          2.98%        5.80%
                                        ======          ======       ======

As of March 31, 1996, nonaccrual loans are comprised of loans to 13 borrowers. Five of the nonaccrual loans totaling $2,257,700, or 86% of total nonaccrual loans, are real estate secured. The remaining nonaccrual loans totaling $371,400, or 14% of total nonaccrual loans, consist of loans to individuals and commercial loans. As of March 31, 1996, there were four secured loans totaling $890,000 which were potential non accrual in April 1996.

Accruing loans 90 days or more past due consists of a real estate secured loan totaling $66,000 and this loan was current as to interest but had matured and is in escrow awaiting payoff.

The California economy and the Sacramento region, continues to be in a reces-sion and the Bank's loan portfolio, which includes approximately $35 million in real estate loans representing approximately 52% of the portfolio, could be adversely affected if California economic conditions and the real estate market in the Bank's market area continue to weaken. The effect of such events, although uncertain at this time, could result in an increase in the level of nonperforming loans and the level of the allowance for loan losses which could adversely affect the Company's and the Bank's future growth and profitability.

At March 31, 1996, the Company's recorded investment in loans for which an impairment has been recognized totaled $4,506,300. Included in this amount were $1,388,900 of impaired loans for which a SFAS 114 allowance of $425,000 is included in the allowance for loan losses, as well as $3,117,400 of impaired loans that as a result of write downs on the fair value of collateral, did not have a SFAS 114 allowance. The average recorded investment in impaired loans was $4,877,100 for the three months ended March 31, 1996. Except for non-accrual loans, interest may be recognized on impaired loans when cash is received and the future collection of principal is considered by management to be probable. The amount so recognized was immaterial to operations during the first quarter of 1996.

Other real estate owned consists of five single family residences, one commercial office condominium, and one undeveloped parcel of land.

Other Income
- ------------

Other income increased $69,000 (74%) in the first quarter of 1996 as compared to the corresponding period in 1995.

The increase is due to a gain of $74,000 on the sale of other real estate owned.

Other income also includes service charges on deposit accounts, and other customer service fees. The decrease in service charges in 1996 resulted from the decreased number of demand deposit accounts.


Other Expenses
- --------------

Salaries and employee benefit expense decreased $98,000 (13%) for the three months ended March 31, 1996, as compared to the same periods in 1995. This decrease in employee expense is principally due to the decrease in the number of employees and related decreases in benefit costs.

Occupancy expense and equipment expense decreased $60,000 (14%) for the three months ended March 31, 1996, as compared to the same periods in 1995. These decreases are due primarily to decreased depreciation expense.

In the first quarter of 1996, other expenses decreased $150,000 (25%) in comparison to the first quarter of 1995. The components of other expenses are provided in the table below for the first three months of 1996 and 1995:

(dollar amounts in thousands)

                                        Three months
                                           ended
                                          March 31,

                                      1996        1995
                                      ----        ----

Stationery and supplies               $41         $30
Communications                         65          56
Professional fees                     129          76
Deposit insurance assessments          50          94
Outside service fees                   84         152
Loan collection and OREO expense       21         107
Other                                  70          95
                                     ----        ----
                                     $460        $610
                                     ====        ====

The principal reasons for the decrease in other expenses between 1996 and 1995 relates to decreased deposit insurance assessment, other outside service fees and decrease in OREO expense related to a $75,000 reserve valuation allowance taken in the first quarter of 1995.


PART II  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K
- ----------------------------------------

(b)  Reports on Form 8K

A Current Report on Form 8-K dated April 8, 1996, was filed on April 15, 1996, reporting under Item 5 - Other Events the signing of a nonbinding letter of intent calling for Sunrise Bancorp to merge into Vallicorp.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        SUNRISE BANCORP




Date:  May 15, 1996          By:SARAH THOMPSON
                                Sarah Thompson
                                Senior Vice President and Chief Financial
                                Officer
                               (Signing on behalf of the registrant and as
                                principal financial officer and chief
                                accounting officer)