Form 10-Q
period 1996-06-30
SUNRISE BANCORP
filed 1996-08-05
CIK 701709

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                 FORM 10-Q


  X   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the Period Ended:  June 30, 1996

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

                              (926) 783-2800
          (Registrant's telephone number, including area code)

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

                         YES    x              No

Number of shares of Common Stock issued and outstanding as of
July 29, 1996:  4,263,298

                             SUNRISE BANCORP

                      QUARTERLY REPORT ON FORM 10-Q

                                  INDEX



                                                           Page No.

PART I  FINANCIAL INFORMATION

Item 1  Financial Statements:
        Consolidated Condensed Statements of Condition
        June 30, 1996, and December 31, 1995                  3

        Consolidated Condensed Statements of Operations
        for the three and six months ended June 30, 1996
        and 1995                                              4

        Consolidated Condensed Statements of Cash Flows for
        the six months ended June 30, 1996 and 1995           5

        Notes to Consolidated Condensed Financial Statements  6

Item 2  Management's Discussion and Analysis of
        Financial Condition and Results of Operations         7

PART II OTHER INFORMATION

Item 6  Exhibits and Reports on Form 8-K                     15

SIGNATURES                                                   16

                      ITEM 1 FINANCIAL STATEMENTS

                     SUNRISE BANCORP AND SUBSIDIARY

              Consolidated Condensed Statements of Condition
                    June 30, 1996 and December 31, 1995

(dollar amounts in thousands except per share data)       June 30,          December 31
                                                            1996               1995
Assets                                                  (Unaudited)
                                                        ------------        ----------

Cash and due from banks                                       $3,395            $3,726
Federal funds sold and repurchase agreements                  24,500            29,000
Investment securities held to maturity                        19,049            20,273
(market value $18,111 at June 30, 1996 and $19,944
  at December 31, 1995)

Loans                                                         64,272            66,765
Less allowance for loan losses                                 1,802             2,505
                                                              ------            ------
    Net loans                                                 62,470            64,260
                                                              ------            ------
Premises and equipment                                           668               873
Other real estate owned                                        1,230               692
Other assets                                                   2,228             2,160
                                                             -------           -------
                                                            $113,540          $120,984
                                                             =======          =======
Liabilities and Shareholders' Equity

Deposit liabilities:
  Noninterest bearing                                        $13,573           $13,808
  Interest bearing                                            83,009            90,075
                                                             -------           -------
    Total deposit liabilities                                 96,582           103,883

Borrowings                                                        -                 -
Other liabilities                                                389               612
                                                             -------           -------
    Total liabilities                                         96,971           104,495

Shareholders' equity:
  Preferred stock, no par value. Authorized
    20,000,000 shares; none issued                                -                 -
  Common stock, no par value. Authorized
    20,000,000 shares; issued 4,263,298 shares
    in 1996  and 1995                                         18,327            18,327
  Retained earnings                                           (1,758)           (1,838)
                                                              ------            ------

    Total shareholders' equity                                16,569            16,489
                                                            --------          --------
                                                            $113,540          $120,984
                                                            ========          ========



See accompanying notes to consolidated financial statements.

                      SUNRISE BANCORP AND SUBSIDIARY

               Consolidated Condensed Statements of Operations
            For the three and six months ended June 30, 1996 and 1995
                                (unaudited)
(dollar amounts in thousands,              Three months            Six months
   except per share data)                  ended June 30          ended June 30
                                          1996       1995        1996       1995
                                          ----       ----        ----       ----

Interest income:
  Interest on loans                     $1,562     $1,850      $3,152     $3,768
  Interest on investment securities        267        713         542      1,450
  Interest on federal funds sold and repos 312         96         722        120

                                         -----      -----       -----      -----
    Total interest income                2,141      2,659       4,416      5,338
                                         -----      -----       -----      -----
Interest expense:
  Interest on deposit liabilities          798        891       1,655      1,653
  Interest on other borrowings               -          1                    118
                                         -----      -----       -----      -----
    Total interest expense                 798        892       1,655      1,771
                                         -----      -----       -----      -----
    Net interest income                  1,343      1,767       2,761      3,567
Provision for loan losses                    -          -           -          -
                                         -----      -----       -----      -----
    Net interest income after provision
     for loan losses                     1,343      1,767       2,761      3,567
                                         -----      -----       -----      -----
Other income:
  Service charges and fees                  76        113         162        209
  Loan sales                                 -          -           -          -
  Other                                    338          5         414          2
                                         -----      -----       -----      -----
    Total other income                     414        118         576        211
                                         -----      -----       -----      -----
Other expenses:
  Salaries and employee benefits           680        758       1,347      1,523
  Occupancy                                280        331         543        606
  Furniture and equipment                  107        147         211        299
  Other                                    639        693       1,099      1,303
                                         -----      -----       -----      -----
    Total other expenses                 1,706      1,929       3,200      3,731
                                         -----      -----       -----      -----
Net income (loss) before provision for      51        (44)        137         47
Provision (benefit) for income taxes        12         (3)         57         35
                                         -----      -----       -----      -----

Net income (loss)                          $39       ($41)        $80        $12
                                         =====      =====       =====      =====

Net income (loss) per share              $0.01     ($0.01)      $0.02      $0.00
                                         =====      =====       =====      =====



See accompanying notes to consolidated financial statements.

                            SUNRISE BANCORP AND SUBSIDIARY

                       Consolidated Condensed Statements of Cash Flows
                       For the six months ended June 30, 1996 and 1995
                                       (unaudited)
   (dollar amounts in thousands)                                        Six months
                                                                       ended June 30,
                                                                      1996         1995
                                                                      ----         ----

   Operating activities:
      Net Income                                                       $80          $12
      Adjustments to reconcile net income to net cash
         provided (used) by operating activities:
            Accretion of deferred loan fees and costs                   (1)         (93)
            Provision for loan and other real estate owned losses        -          150
            Depreciation and amortization                              238          380
            Net change in other assets                                 (68)       1,627
            Net change in other liabilities                           (223)        (725)
                                                                      -----       -----
            Net cash provided  by operating activities                  26        1,351
                                                                      -----       -----

   Investing activities:
      Purchases of investment securities                                 -            -
      Maturities and repayments of investment securities             1,192        6,175
      Net (increase) decrease in loans                                 363        5,115
      Net sales of other real estate owned                             889        1,744
      Net purchases of premises and equipment                            -            -
                                                                     -----       ------
         Net cash provided by investing activities                   2,444       13,034
                                                                     -----       ------

   Financing activities:
      Increase (decrease) in deposit liabilities                    (7,301)      14,133
      Decrease in other borrowing                                        -      (10,548)
                                                                    ------      -------
         Net cash provided (used)  by financing activities          (7,301)       3,585
                                                                    ------      -------

   (Decrease) increase in cash and cash equivalents                 (4,831)      17,970
   Cash and cash equivalents at beginning of period                 32,726        6,367
                                                                   -------      -------
   Cash and cash equivalents at end of period                      $27,895      $24,337
                                                                   =======      =======

   Supplemental disclosures of cash flow information:
      Cash paid during the period for:
         Interest                                                   $1,685       $1,790
                                                                    ======      =======
         Income taxes paid (refunded)                                   $2      ($1,373)
                                                                    ======      =======

   Supplemental schedule of noncash investing and financing activities:
      Other real estate owned acquired through foreclosure on assets
         securing loans                                             $1,427         $456
                                                                    ======       ======


   See accompanying notes to consolidated condensed financial statements.

1)  Financial Statement Presentation
    --------------------------------
    The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of norman recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1996, are not necessarily indicative of the results that may be expected for the year ended December 31, 1996.

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

3)  Merger Agreement
    ----------------
    On June 24, 1996, the Company agreed to merge with a subsidiary of First Banks America, Inc., subject to approval of the Company's shareholders and regulatory approval.

4)  Subsequent Event
    ----------------
    On July 25, 1996, as a result of an examination of the Company conducted by the Federal Reserve Bank ("FRB") as of December 31, 1995, the FRB termin-ated the memorandum of Understanding between the FRB and the Company which had been in effect since 1993.

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

Cash and cash equivalents equaled $27,895,000, at June 30, 1996, and $32,726,000 at December 31, 1995, and investment securities equaled $19,049,000 and $20,273,000, respectively. The decrease in cash and cash equivalents was due to the funding of maturing certificates of deposits, and other deposit relationships.

As an additional source of liquidity, the Bank is eligible to borrow funds on an overnight basis from the Federal Reserve Bank of San Francisco and several broker/dealers. The maximum available advance is dependent upon the amount of the Bank's investment securities and loans pledged to collateralize such borrowings. At June 30, 1996, the Bank had no borrowings against these lines of credit.


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

The following table illustrates the cumulative repricing/maturity intervals of all interest earning assets and interest bearing liabilities over several time frames and the cumulative gap at June 30, 1996. The table does not include noninterest-bearing accounts as they involve no explicit payment of interest. The table does not necessarily indicate the impact of general interest rate movement on net interest income since the repricing of various categories of assets and liabilities is subject to competitive pressures. Interest earning assets include variable rate instruments which are presented in time frames that correspond to the earlier of initial repricing dates or scheduled principal amortization maturity dates, and fixed rate instruments which are presented in time frames that correspond to scheduled principal amortization or maturity dates. All interest bearing liabilities, other than time deposits, have variable rates of interest that are repriceable immediately. Time deposits are presented in timeframes that correspond to scheduled maturity dates.

(dollar amounts in thousands)
                                                 3 months  3 - 12    1 - 5    After
June 30, 1996                         One day     or less  months    years  5 years    Totals

Interest earning assets:
  Loans                                 $ 37,386   10,854   4,338  10,785    1,081     64,444
  Investment securities                               450   1,350  17,249        0     19,049
  Federal funds sold and                       0                                 0
      repurchase agreements                5,500   19,000       0       0        0     24,500
                                          ------   ------   -----  ------    -----    -------
    Total interest earning assets        $42,886   30,304   5,688  28,034    1,081    107,993
                                          ======   ======   =====  ======    =====    =======

Interest bearing liabilities:
  Savings accounts                      $    955        0       0       0        0        955
  Interest checking accounts              32,347        0       0       0        0     32,347
  Money market deposit accounts           19,787        0       0       0        0     19,787
  Time deposits of $100,000 or more            0    4,109   4,916     587        0      9,612
  Other time deposits                          0    7,509  11,017   1,782        0     20,308

  Other borrowings                             0        0       0       0        0          0
                                          ------    -----  ------   -----    -----     ------

    Total interest bearing liabilities $  53,089   11,618  15,933   2,369        0     83,009
                                          ======   ======  ======  ======    =====     ======
    Current gap                          (10,203)  18,686 (10,245) 25,665    1,081     24,984
                                          ======   ======  ======  ======    ======     ======
    Cumulative gap                     $ (10,203)   8,483 ( 1,762) 23,903    24,984    24,984
                                          ======   ======  ======  ======    ======     ======

The Federal Reserve Board and the FDIC established final risk-based and leverage capital guidelines for bank holding companies and banks. These guidelines created a framework wherein balance sheet assets and certain off-balance sheet commitments are weighted by risk and compared to capital. Capital is assigned to tiers with common equity included in Tier 1 capital and a portion of the allowance for credit losses included in Tier 2 capital or total capital. On June 30, 1996, the minimum required ratio for qualifying total capital was 8.0%, of which 4.0% must be Tier 1 capital. Additionally, a 3% minimum leverage ratio of Tier 1 capital to average total assets for the most recent quarter must be maintained. Banking organizations anticipating significant asset growth or which are not highly rated by their primary federal regulators are expected to maintain leverage ratios 1% to 2% in excess of the minimum. Capital ratios for both the Company and the Bank at June 30, 1996, exceeded the current regulatory requirements.

The following table illustrates various capital ratios of the Bank and the Company (on a consolidated basis) as of June 30, 1996 and December 31, 1995:


                              As of June 30, 1996   As of December 31, 1995

                                     Bank     Company       Bank    Company
                                     ----     -------      -----    -------

Leverage ratio                     12.77%      13.74%      10.98%     11.75%

Tier 1 Capital to risk-weighted
assets                             19.21%      20.70%      15.69%     17.05%

Total Capital to risk-weighted
assets                             20.46%      21.95%      16.95%     18.31%

On April 15, 1996, the Company reported on a Current Report on Form 8-K (dated April 8, 1996)that the Company and ValliCorp Holdings, Inc. ("ValliCorp") jointly announced that they had signed a nonbinding letter of intent calling for the Company to merge into ValliCorp. On May 15, 1996, ValliCorp and the Company jointly announced that they were terminating further discussion concerning a possible merger. Pursuant to the letter of intent Vallicorp's deposit of $250,000 paid to the Company has been forfeited and is included in the Company's other income.

On July 3, 1996, the Company reported on a Current Report on Form 8-K (dated June 24, 1996) that the Company and First Banks America, Inc. ("FBA"), entered into an Agreement and Plan of Merger pursuant to which the Company will merge with a wholly-owned subsidiary or other corporate affiliate of FBA, subject to approval of the Company's shareholders and regulatory approval. Smith and Crowley Inc., the Company's investment banking firm, have rendered their opinion that the consideration to be received in the merger, of $4.00 per share, is fair from a financial point of view. The Board of Directors believes the merger is in the best interest of the shareholders.

Regulatory Matters

On July 25, 1996, as a result of an examination of the Company conducted by the Federal Reserve Bank ("FRB") as of December 31, 1995, the FRB terminated the Memorandum of Understanding between the FRB and the Company which had been in effect since 1993.

Results of Operations

The Company recorded consolidated net income of $39,000 ($.01 per share) for the three months ended June 30, 1996, compared to a net loss of $41,000 ($.01 per share) for the three months ended June 30, 1995.

The Company recorded consolidated net income of $80,000 ($.02 per share) for the six months ended June 30, 1996, compared to net income of $12,000 ($.00 per share) for the six months ended June 30, 1995.

The following table illustrates the net income of the Company and the Bank on a stand-alone basis for the three months and six months ended June 30, 1996 and 1995:

                               Three months           Six months
                               ended June 30,        ended June 30,

(dollar amounts in thousands)
                               1996      1995       1996        1995
                               ----      ----       ----        ----
Company                        $ 98     $(45)      $  78       $ (39)

Bank                            (59)       4           2          51
                                ---      ---         ---         ---
Consolidated net income (loss) $ 39     $(41)      $  80        $ 12
                               ====     =====      =====        ====

The increased net income for the three and six months ended June 30, 1996, over the same period in 1995 was primarily due to increased non-recurring other income, and decreased other expenses, which more than offset the decrease in net interest income.

Net Interest Income

Net interest income, the difference between interest earned on loans and other investments and interest paid on deposits and other borrowings, is the most significant component of the Company's revenues. The Company's net interest income before provision for loan losses was $2,761,000 in the six months ended June 30, 1996, compared to $3,567,000 for the six months ended June 30, 1995, which is a $806,000 (or 23%) decrease. The decrease in net interest income was the result of a decrease in average earning assets (see table on next page) of the Company of $18,931,000, or 14%, and a decrease in the net interest margin from 5.45% to 4.94%.

The following table sets forth average assets, major deposit categories, other liabilities and income earned and interest expense paid; average rates earned and expensed and the net interest
six months ended June 30, 1996 and 1995:


                                                  1996                            1995
                                     ---------------------------    ---------------------------
                                     Average             Average    Average             Average
(dollar amounts in thousands)        Balance    Interest  Yield     Balance    Interest
Yield
                                     -------    -------- -------    -------    -------- -------

Assets:
  Interest earning assets:
    Loans (1)                        $66,445    $3,152     9.59%    $78,618    $3,768     9.67%
    Investment securities             19,775       542     5.54%     49,220     1,450     5.94%
    Federal funds sold and securities
        purchased under agreements to
          resell                      26,761       722     5.46%      4,074       120     5.94%
    Interest bearing deposits              0         0     0.00%          0         0     0.00%
                                     -------    ------              -------    ------
      Total interest earning assets  112,981    $4,416     7.90%    131,912    $5,338     8.16%
                                                ------                         ------
  Allowance for loan losses           (2,387)                        (4,004)
  Cash and due from banks              4,057                          6,788
  Premises and equipment and other
     assets                            3,852                          6,802
                                    --------                       --------
                                    $118,503                       $141,498
                                    ========                       ========
Liabilities and Shareholders' Equity:
  Interest bearing liabilities:
    Savings accounts                  $1,059       $13     2.48%     $1,007       $13     2.60%
    Interest checking accounts        33,675       459     2.76%     35,252       478     2.73%
    Money market deposit accounts     22,944       347     3.06%     28,338       429     3.05%
    Time deposits                     30,232       836     5.59%     26,580       733     5.56%
    Other borrowings                       0         0     0.00%      4,344       118     5.48%
                                      ------     -----               ------     -----
      Total interest bearing
        liabilities                   87,910     1,655     3.81%     95,521     1,771     3.74%
                                                 -----                          -----
  Demand deposits                     13,576                         27,311
  Other liabilities                      497                            686
                                    --------                       --------
      Total liabilities              101,983                        123,518
 Shareholders' equity                 16,520                         17,980
                                    --------                       --------
                                    $118,503                       $141,498
                                    ========                       ========

Net interest income and margin (2)              $2,761     4.94%               $3,567     5.45%
                                                ======                         ======



(1) Average loans include nonaccrual loans.

(2) Net interest margin is computed by dividing net interest income by total average interest earning assets and is annualized.

The following table shows the approximate effect on net interest income of volume and rate changes for the six months ended June 30, 1996 and 1995. Changes which are the combined result of volume and rate changes are allocated in proportion to the volume and rate changes.



(dollar amounts in thousands)                          1996 vs. 1995
                                              -------------------------------
                                               Volume        Rate       Total
                                               ------        ----       -----

Increase (decrease) in interest income:
  Loans                                        ($587)       ($29)      ($616)
  Investment securities                         (816)        (92)       (908)
  Federal funds sold                             613         (11)        602
  Interest bearing deposits                        0           0           0
                                                -----       -----       -----
                                                (790)       (132)       (922)
                                                -----       -----       -----

Increase (decrease) in interest expense:
  Savings accounts                                 1          (1)          0
  Interest checking accounts                     (23)          4         (19)
  Money market deposit accounts                  (83)          1         (82)
  Time deposits                                   99           4         103
  Other borrowings                               (59)        (59)       (118)
                                                 ----        ----       -----
                                                 (65)        (51)       (116)
                                                 ----        ----       -----
    Change in net interest income              ($725)       ($81)      ($806)
                                               ======       =====      ======

Provision for Loan Losses and Asset Quality

At June 30, 1996, the allowance for loan losses was $1,802,000 or 2.80% of outstanding loans. Due to the decrease in total loans and nonaccrual loans, no provision was added to the allowance for loan losses for the six months ended June 30, 1996 or June 30, 1995.

The following unaudited table sets forth certain information concerning nonaccrual, past due and other real estate owned:


(dollar amounts in thousands, except percentages)

                                    June 30,    December 31,    June 30,
                                      1996         1995           1995
                                    --------    ------------    --------

Nonaccrual loans                     $1,982        $3,228        $5,665
Accruing loans past due 90
  days or more                          285            89             2
Other real estate owned               1,403           692         1,314
                                     ------        ------        ------
Total nonperforming assets           $3,670        $4,009        $6,981
                                     ======        ======        ======
Percentage of average assets          3.10%         2.98%         4.93%
                                     ======        ======        ======

As of June 30, 1996, nonaccrual loans are comprised of loans to 13 borrowers. Two of the nonaccrual loans totaling $630,900, or 32% of total nonaccrual loans, are real estate secured. Five of the nonaccrual loans totaling $1,110,300, or 56% of total nonaccrual loans, consist of commercial loans, secured by real estate or other commercial assets. The remaining six loans were comprised of five consumer loans totaling $63,900 and one mortgage loan totaling of $176,600.

Accruing loans 90 days or more past due as of June 30, 1996 consists of two real estate secured loan. One totaling $66,000 which was paid in full on July 2, 1996 and the other loan secured by real estate, totaling $219,000, received a $145,000 payment in July and is expected to be paid in full in August 1996.

The California economy and the Sacramento region, appear to be coming out of a recession and the Bank's loan portfolio, which includes approximately
$33 million in real estate loans representing approximately 51% of the portfolio, could be adversely affected if California economic conditions and the real estate market in the Bank's market area weaken. The effect of such events, although uncertain at this time, could result in an increase in the level of nonperforming loans and the level of the allowance for loan losses which could adversely affect the Company's and the Bank's future growth and profitability.

At June 30, 1996, the Company's recorded investment in loans for which an impairment has been recognized totaled $2,988,600. Included in this amount were $25,000 of impaired loans for which an allowance of $25,000 is included in the allowance for loan losses, as well as $2,963,600 of impaired loans that as a result of write downs on the fair value of collateral, did not have an allowance. The average recorded investment in impaired loans was $4,247,600 for the six months ended June 30, 1996. Except for impaired loans on non-accrual, interest may be recognized on impaired loans when cash is received and the future collection of principal is considered by management to be probable. The amount so recognized was immaterial to operations during the first six months of 1996.

Other real estate owned consists of one medical building, one commercial office condominium, and one undeveloped parcel of land.

Other Income

Other income for the three months ended June 30, 1996 increased $296,000 (250%), and $365,000 (173%) for the six months ended June 30, 1996, as compared to the same periods in 1995. This increase is due primarily to non-recurring income of $250,000 from a deposit forfeited by ValliCorp and a $70,000 deposit forfeited from a contract to purchase other real estate owned, which was not fulfilled and $91,000 in gains recognized on the sale of other real estate owned. Other income also includes service charges on deposit accounts, and other customer service fees. The decrease in service charges in 1996 resulted from the decreased number of demand deposit accounts.

Other Expenses

Salaries and employee benefit expense decreased $78,000 (10%) for the three months ended June 30, 1996, and $176,000 (12%) for the six months ended June 30, 1996, as compared to the same periods in 1995. This decrease in employee expense is principally due to the decrease in the number of employees and related decreases in benefit costs.

Occupancy expense and equipment expense decreased $91,000 (19%) for the three months ended June 30, 1996 and $151,000 (17%) for the six months ended June 30, 1996, as compared to the same periods in 1995. These decreases are due primarily to decreased rental and depreciation expense resulting from the Company's decision to sublease a portion of its administrative offices.

Other expenses decreased $54,000 (8%) and $204,000 (16%) for the three and six months ended June 30, 1996 as compared to the same periods in 1995. The components of other expenses are provided in the table below for the three and six months ended June 30, 1996 and 1995:


(dollar amounts in thousands)

                                 Three months        Six months
                                     ended              ended
                                    June 30,           June 30,

                                 1996    1995       1996     1995
                                 ----    ----       ----     ----

Stationery and supplies           $38    $24        $ 79      $54

Communications                     65     65         130      121

Professional fees                 216    105         345      181

Deposit insurance assessments      48     81          98      175

Outside service fees              101    193         185      345

Loan collection and OREO expense   51    116          72      223

Other                             120    109         190      204
                                 ----   ----      ------   ------
                                 $639   $693      $1,099   $1,303
                                 ====   ====      ======   ======

The principal reasons for the decrease in other expenses between 1996 and 1995 relates to decreased deposit insurance assessment, decreased other outside service fees and decreased OREO expense related to a $75,000 reserve valuation allowance taken in both the first and second quarter of 1995. Professional fees increased in both the first and second quarter of 1996 over 1995 due to increased legal expenses.

PART II  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K
- ----------------------------------------

(a) Exhibits

    Exhibit No. 2  Agreement and Plan of Merger between Sunrise Bancorp and
                   First Banks America, Inc., dated June 24, 1996, filed as
                   exhibit 99.2 to the Registrant's Current Report on Form 8-K dated June 24, 1996, is hereby incorporated by reference.

(b)  Reports on Form 8-K

A Current Report on Form 8-K dated April 8, 1996, was filed on April 15, 1996, reporting under Item 5 - Other Events the signing of a nonbinding letter of intent between for the Company and ValliCorp.

A Current Report on Form 8-K dated June 24, 1996, was filed on July 3, 1996, reporting under Item 5 - Other Events the signing of an Agreement and Plan of Merger between the Company and First Banks America, Inc.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      SUNRISE BANCORP




Date:  August 2, 1996     By:SARAH THOMPSON
                             ---------------------------------------------
                             Sarah Thompson
                             Senior Vice President and Chief Financial
                             Officer
                             (Signing on behalf of the registrant and as
                              principal financial officer and chief
                              accounting officer).

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      SUNRISE BANCORP





Date:  August 2, 1996  By:   /S/ SARAH THOMPSON
                             Sarah Thompson
                             Senior Vice President and Chief Financial
                             Officer
                             (Signing on behalf of the registrant and as
                              principal financial officer and chief
                              accounting officer).